Form 10-K
period 2023-12-31
AMARIN CORP PLC\UK
filed 2024-02-29
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $484.7 million, based upon the closing price on the NASDAQ Global Market reported for such date.

410,671,800 shares were outstanding as of February 23, 2024, including 401,870,067 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 8,801,733 Ordinary Shares.

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

This Annual Report on Form 10-K, or Annual Report, includes the registered and unregistered trademarks and service marks of other parties.

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

For purposes of this Annual Report, our ordinary shares may also be referred to as “common shares” or “common stock.”

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

Organizational Restructuring Program

On July 18, 2023, we announced that we were implementing a new Organizational Restructuring Program, or the ORP, resulting in the elimination and consolidation of certain roles across our organization, both in the U.S. and abroad, representing a reduction of our total employee base by approximately 30%. The ORP was implemented following a review of our business and to better position the organization for a new strategic focus. We expect the ORP will reduce operating costs by approximately $40.0 million annually. Our refocused strategic priorities and restructuring plan focuses on three core areas:

•
Maximizing U.S. Cash Flow Through Streamlined Model: We have maintained VASCEPA as a cost-competitive option to generics despite an elimination of all U.S. sales force positions and approximately 30% of non-sales positions. We maintained our managed care and trade organization to support these efforts. We continue to explore innovative approaches to drive revenue to maintain our leadership position in the icosapent ethyl, or IPE, market.
•
European Redesign: We redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status, commercial potential and progress to date, as well as streamline certain cross-geographic functions and better leverage learnings across countries. In addition, we will continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed.

•
Expanding Upon International Partnerships: We continue to work on generating revenue from our partnerships in key international markets, including Canada, Middle East and North Africa, or MENA, China, South Korea, Australia and New Zealand and will continue to explore additional partnerships.

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 25 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	N/A
Strides Pharma	September 2023	N/A	N/A
Epic Pharma	December 2023	N/A	N/A

Europe

In 2021, we received marketing authorization and regulatory approval in the EU, England, Wales and Scotland.

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date, we have filed 15 dossiers to gain market access in European countries, including all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient-by-patient basis, while the national reimbursement negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Annual Report, we have received and made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	N/A	March 2022	March 2022	March 2022
Finland	N/A	October 2022	December 2022	December 2022
England/Wales	N/A	July 2022	October 2022	October 2022
Spain	N/A	July 2023	September 2023	September 2023
Netherlands	N/A	August 2023	September 2023	September 2023
Scotland	N/A	August 2023	August 2023	September 2023
Austria	September 2022	N/A	September 2022	N/A
Denmark	June 2022	N/A	June 2022	N/A

We continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed. We are leveraging third-party relationships for various support activities and are implementing an impactful and cost-effective hybrid commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which is or will be utilized throughout Europe as launches are rolled out.

Patients at high risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists, rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies than in the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion than in the United

States. In Europe, VAZKEPA has the benefit of 10 years of market protection, and we have been issued a patent that expires in 2033, with additional pending applications that could extend exclusivity into 2039.

Rest of World

As discussed above, one of the core areas of focus from our ORP is continuing to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, Australia and New Zealand and we will continue to explore additional partnerships.

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in Mainland China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong had commenced. On February 23, 2022, the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In Mainland China, the NMPA accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. In China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA NDA was initiated. The Company announced on June 1, 2023 that Edding received approval from NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding's submission of a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication was accepted.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	N/A
Bahrain	April 2021	April 2022	N/A
Kuwait	December 2021	March 2023	September 2023
Saudi Arabia	March 2022	June 2023	September 2023

VASCEPA is under registration in additional countries in the MENA region.

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high-risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained regulatory exclusivity designation and launched commercially in February 2020. In April 2022, HLS completed negotiations with Canada’s pan-Canadian Pharmaceutical Alliance for the terms and conditions under which VASCEPA would qualify for public market reimbursement in Canada. HLS has obtained reimbursement from all major private and public payors gaining access to a majority of eligible patients in Canada. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We completed the second year of a three-year plan to submit and obtain regulatory approval in 20 or more additional countries and regions in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Annual Report, we have filed for regulatory review in 20 countries and regions and have received approval in 13 countries and regions outside of the United States, the European Medicines Agency, or EMA, and the MHRA regulatory approval authority, including in Switzerland, Australia, New Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

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

Clinical Trials

The REDUCE-IT Study (basis for expanded U.S. FDA approved indication and label expansion in December 2019; basis for EU EC approved indication and label in March 2021))

The REDUCE-IT study was designed to evaluate the efficacy of VASCEPA in reducing major cardiovascular events in an at-risk patient population also receiving statin therapy. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled, parallel-group study to evaluate the effectiveness of VASCEPA, as an add-on to statin therapy, in reducing first major cardiovascular events in an at-risk patient population compared to statin therapy alone. The control arm of the study was comprised of patients on optimized statin therapy plus placebo. The active arm of the study was comprised of patients on optimized statin therapy plus VASCEPA. All subjects enrolled in the study had elevated triglyceride levels and either established coronary heart disease or risk factors for coronary heart disease.

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

On November 10, 2018, we announced primary results from our REDUCE-IT study as late-breaking clinical results at the 2018 Scientific Sessions of the American Heart Association, or AHA, and the results were concurrently published in The New England Journal of Medicine. REDUCE-IT met its primary endpoint demonstrating a 25% RRR, to a high degree of statistical significance (p<0.001), in first occurrence of major adverse cardiovascular event, or MACE, in the intent-to-treat patient population with use of VASCEPA 4 grams/day as compared to placebo. Patients qualified to enroll in REDUCE-IT had LDL-C between 41-100 mg/dL (median baseline LDL-C 75 mg/dL) controlled by statin therapy and various cardiovascular risk factors including persistent elevated TG between 135-499 mg/dL (median baseline 216 mg/dL) and either established cardiovascular disease (secondary prevention cohort) or age 50 or more with diabetes mellitus and at least one other CV risk factor (primary prevention cohort). Approximately 59% of the patients had diabetes at baseline, approximately 71% of the patients had established cardiovascular disease at time of enrollment and approximately 29% were primary prevention subjects at high risk for cardiovascular disease. REDUCE-IT also showed a 26% RRR in its key secondary composite endpoint of cardiovascular death, heart attacks and stroke (p<0.001). We expended more than $300.0 million to fund completion of the REDUCE-IT study.

VASCEPA in the REDUCE-IT study demonstrated a number needed to treat, or NNT, of 21 for the first occurrence of MACE in the five-point primary composite endpoint. NNT is a statistical concept intended to provide a measurement of the impact of a medicine or therapy by estimating the number of patients that need to be treated in order to have an impact on one person.

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

Based on REDUCE-IT results, as of the date of the filing of this Annual Report, more than 40 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines which were newly received during the fourth quarter of 2023 as listed below:

•
In December 2023, the Hellenic Atherosclerosis Society published guidelines for the diagnosis and treatment of dyslipidemia. The publication stated that clinical trials and meta-analyses have not shown that increasing consumption of omega-3 PUFA decreases the risk of atherosclerotic cardiovascular disease, or ASCVD, except for IPE. Based on the findings of REDUCE-IT, IPE (at a dose of 2 g twice daily) should be added in combination with a statin (and fenofibrate if needed) for patients with type 2 diabetes and established ASCVD or with ≥1 major risk factor and TG >150 mg/dL.

•
The Cardiological Society of India released clinical practice guidelines for dyslipidemia management in December 2023. The guidelines state that in patients with mild to moderate hypertriglyceridemia (TG 150–499 mg/dL), there is no role for fibric acid derivatives. In those with diabetes (≥40 years of age) or ASCVD, IPE may be considered if TG remains high after lifestyle changes and diabetes control have been achieved. In addition, the guidelines note that the REDUCE-IT randomized controlled trial of highly purified IPE showed significant reduction of MACE.

During 2023, we announced the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

•
In March 2023, a new prespecified and post hoc exploratory analysis of REDUCE-IT, presented at the American College of Cardiology, found VASCEPA significantly reduced the risk of first cardiovascular death, strokes, heart attacks, coronary revascularization or unstable angina in a subgroup of patients with recent (<12 months) acute coronary syndrome by 37% (HR 0.63; 95% CI, 0.48-0.84, p=0.002).
•
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
•
In August 2023, we supported research that was presented at the ESC Congress, both onsite and online in Amsterdam. This new research included, along with other topics, the REDUCE-IT mediation analysis report of the contribution of IPE and other biomarkers to MACE reduction.

In total, Amarin and global medical and scientific collaborators supported close to 50 publications inclusive of accepted abstracts, posters, and manuscripts.

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

Clinical Study in China

Edding completed a Phase 3 study of VASCEPA in China, the design of which was similar to, but larger than, our MARINE study. In November 2020, along with Edding, we announced statistically significant topline positive results. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 23, 2022, the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication. The Company announced on June 1, 2023 that Edding received approval from NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding's submission of a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication was accepted.

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

In November 2022, the data related to RESPECT-EPA was presented at the American Heart Association, or AHA, 2022 Scientific Sessions, A Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy - Statin and Eicosapentaenoic Acid, or RESPECT-EPA. The RESPECT-EPA clinical trial is an independent study funded by the Japanese Heart Foundation and is the third study to show CV benefit consistent with REDUCE-IT and JELIS. The study achieved a borderline statistical significance with a 21.5% reduction in the primary composite endpoint measuring cardiovascular risk and achieved a statistically significant 26.6% reduction in the secondary composite endpoint.

Fixed-Dose Combination

On January 10, 2022, we announced that we have initiated development of a fixed-dose combination product that has both icosapent ethyl and a statin. During 2023, it became clear that the fixed-dose combination product would not drive short-term value and has subsequently been deprioritized.

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

United States

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2023 Update from the AHA, CVD is the underlying cause of death in approximately one out of every three deaths – one death approximately every 34 seconds. Approximately 130 million adults in the United States live with one or more types of cardiovascular disease with an estimated one million new or recurrent coronary events and 795,000 new or recurrent strokes occurring each year. An estimated 25 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 65 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL). According to the Cardiovascular Disease: A Costly Burden for America Projections Through 2035 from the AHA, 45% of the United States population is projected to have some form of CVD by 2035 and total costs of CVD are expected to reach $1.1 trillion in 2035.

It is estimated that more than 50 million adults in the United States have elevated triglyceride levels ≥150 mg/dL. Additionally, approximately two to three million adults in the United States have very high triglyceride levels (≥500 mg/dL), the condition for which VASCEPA received its initial drug approval from the U.S. FDA in 2012 based on the MARINE clinical trial. There are approximately 5 to 15 million people in the United States that meet the specific REDUCE-IT inclusion criteria. Additionally, the U.S. FDA-approved label for VASCEPA mentions maximally tolerated statin therapy in the indication statement. Since 1976, mean triglyceride levels have increased, along with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. Multiple primary and secondary prevention trials have shown a significant RRR of 25% to 35% in the risk of cardiovascular events with statin therapy, leaving significant persistent residual CV risk despite the achievement of target LDL-C levels.

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

Manufacturing and Supply for VASCEPA

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography.

The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. Similar to U.S. FDA, regulators in other countries in which we, or our partners, sell or seek to sell VASCEPA, regulate manufacturer’s quality control and manufacturing procedures. For Europe, various suppliers have been inspected and approved by European regulatory authorities and we do not anticipate supply availability limiting our continued launch in Europe.

The API material that constitutes ethyl-EPA is a chemical modification of a naturally occurring substance that is derived from specific fish sourced from qualified producers. The fishing from which the raw material for VASCEPA is derived is regulated by local government agencies under policies designed to ensure sustainability of the marine life supply. We have worked with our suppliers to build the required scale, quality and cost-efficiency needed to meet our current and anticipated future market requirements. Among the conditions for U.S. FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures are validated and conform to pharmaceutical current Good Manufacturing Practice, or cGMP, which, under applicable regulations, must be followed at all times. The U.S. FDA typically inspects manufacturing facilities before regulatory approval of a product candidate, such as VASCEPA, and on a periodic basis after the initial approval. Consistent with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other regulatory requirements.

Production of VASCEPA, from sourcing of raw materials through stocking of finished goods inventory requires significant coordination between companies and considerable lead-times. We are often making purchasing decisions for supply more than a year in advance of anticipated product sales. Planning for capacity expansion also requires significant lead-times as, for example, creation of new manufacturing facilities for API can require multiple years to construct, equip and qualify. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers.

Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of December 31, 2023, we had inventory of $336.2 million, of which approximately 80% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Competition

General

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product. It is probable that the number of companies seeking to develop products and therapies similar to our product or within the same therapeutic category will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with, more efficient than or superior to ours. For example, agents with longer dosing intervals inhibiting proprotein convertase subtilisin/kexin type 9 (“PCSK9”) have recently been approved. These agents include alirocumab (Praluent®), evolocumab (Repatha®), and inclisiran (Leqvio®). In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

United States

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical companies, and specialized cardiovascular treatment companies.

In 2020, following our unsuccessful appeals of a court ruling in favor of the Defendants, several of the Company's patents covering the MARINE indication were declared invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA, have entered the U.S. market and represent our main competitors:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	N/A
Strides Pharma	September 2023	N/A	N/A
Epic Pharma	December 2023	N/A	N/A

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

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or as over-the-counter drugs, by the U.S. FDA in the United States. Most regulatory authorities outside the United States are similar in this regard. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. We have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products. Still, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or the U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

Europe and Rest of World

On March 26, 2021, the EC granted approval of the marketing authorization application in the EU for VAZKEPA as an approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels, which is based on the REDUCE-IT indication. There is currently no other drug that is approved for cardiovascular risk reduction in at-risk patients in Europe. In addition, there is currently no other direct competition for Canada and the Middle East. However, consistent with the U.S., our competitors globally include large, well-established pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies.

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

Off-label Promotion in the United States

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the U.S. FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their U.S. FDA-approved products for uses that have not been approved by the U.S. FDA, or off-label promotion. Companies that market drugs for unapproved uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act. However, recent case law has called into question the extent to which government in the United States, including the U.S. FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of U.S. FDA-approved products such as VASCEPA.

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

Clinical Trials Regulation

In April 2014, the EU adopted Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022 and overhauled the system of approvals for clinical trials. Specifically, the new Regulation, which is directly applicable in all EU Member States, such that no national implementing legislation in each EU Member State is required, aims to simplify and streamline the approval of clinical trials in the EU. For example, the Regulation provides for a streamlined application procedure through a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

Now that the UK, which comprises Great Britain and Northern Ireland, has left the EU, Great Britain is no longer covered by centralized marketing authorizations, while under the Northern Ireland Protocol centralized marketing authorizations currently continue to be recognized in Northern Ireland. A separate marketing authorization is therefore required to market products in Great Britain. On January 1, 2024, a new international recognition framework was put in place by the MHRA under which the MHRA may have regard to decisions on the approval of a marketing authorization made by the EMA and certain other regulators when considering whether to grant a UK marketing authorization. The MHRA also has the power to have regard to marketing authorizations approved in

EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the UK or Great Britain.

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

Data and Market Exclusivity

In the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison to the existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. Following the expiry of regulatory exclusivity for a product (or if a product does not qualify for regulatory exclusivity), a generic or biosimilar of the applicable product may be authorized and marketed in the EU and we would therefore need to rely upon enforcement of any surviving European patents covering the applicable product to protect against generic competition in the EU.

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
•
The manufacturing of authorized medicinal products, for which a separate manufacturer's license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
•
The marketing and promotion of authorized medical products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of medical products and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned European Union rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The EC introduced legislative proposals in April 2023 that, if implemented will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The EC has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the EC's legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore currently largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure which was put in place by the MHRA, on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, including the Final Omnibus Rule published in January 2013, collectively referred to herein as HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payor and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HITECH imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. It requires certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to direct or indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare practitioners and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members.

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the California Consumer Privacy Act, or CCPA, and the European Union General Data Protection Regulation, or EU GDPR, and the UK equivalent of the same, or the UK GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

With respect to Europe, the EU GDPR and UK GDPR (collectively referred to as the GDPR in this Annual Report on Form 10-K), as well as other national data protection legislation in force in relevant EU and European Economic Area, or EEA member states and the UK (including the UK Data Protection Act 2018 in the UK) govern the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data (i) regarding individuals in the EU, EEA and UK; and/or (ii) carried out in the context of the activities of our establishment in any EU and EEA member state or the UK. Currently, the EU GDPR and UK GDPR remain largely aligned. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, legal basis for processing personal data which may include obtaining consent of the individuals to whom the personal data relates, providing detailed information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The GDPR and other applicable data protection laws, impose restrictions in relation to the international transfer of personal data. For example, in order to transfer data outside of the EEA or the UK to a non-adequate country, the GDPR requires us to enter into an appropriate transfer mechanism, and may require us to take additional steps to ensure an essentially equivalent level of data protection, including carrying out transfer impact assessments. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. In the event a legislator, government, regulator or court imposes additional restrictions on international transfers, there may be operational interruption in the performance of services for customers and internal processing of employee information. Such restrictions may also increase our obligations in relation to carrying out international transfers of personal data, and incur additional expense and increased regulatory liabilities. On June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the UK for a four year period until June 27, 2025. Similarly, the UK has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the UK and the EEA remain unaffected.

The EU GDPR and UK GDPR remain largely aligned. Currently, the most impactful point of divergence between the GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. There have been several changes to the 340B drug pricing program. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. We continue to review developments impacting the 340B program. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Price negotiations are conducted in the UK and each EU country for new medicines between the manufacturer and the national government pricing committee, or the parties. In many cases, there is no specific timeline for negotiation conclusion and the dynamics depends on the discussions between both parties. Analyzing a benchmark of innovative cardiovascular and metabolic products in recent years, the average time to price negotiation from marketing authorization ranged from 12 months in England to 52 months in countries like France. Recent macro-economic context has put additional pressure on EU authorities in their ability to allocate large budgets for innovative medicines. After this negotiation phase concludes between the parties, a confidential agreement is signed for usually 3 to 5 years with a specific public budget allocation and a price is published, or the list price. For retail products like VAZKEPA in the UK, Sweden or Finland there are no confidential deals with authorities impacting net prices.

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

Geographies outside the United States in which VASCEPA is sold or under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of VASCEPA is pending outside the United States. Outside the United States, VASCEPA is currently available by prescription in certain European countries, China, Canada, Lebanon, the United Arab Emirates, Kuwait and Saudi Arabia. In Canada, VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, China and the Middle East. In China and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. The EC approval provides 10 years of market protection in the EU. Furthermore, patent protection in Europe includes: one granted patent related to the use of a pharmaceutical composition comprised of 4g of 96% EPA ethyl ester to treat the REDUCE-IT population expiring 2033. In addition, pending patent applications in Europe, if granted, may have the potential to extend exclusivity into 2039.

Human Capital Management

Diversity and Inclusion

We believe that a diverse and inclusive workforce helps us better connect our work with the needs of our patients, physicians, partners and other stakeholders. In our hiring and recruiting of prospective candidates, we give priority to attitude, intelligence, competency for the position and assessment of what they can contribute to our company. We promote employees based on merit with emphasis on accomplishments over effort while supporting the benefits of diversity. While we acknowledge and support the benefits of diversity and seek ways to continually improve in this area, individual hiring, promotion, compensation, retention and other employment decisions are made irrespective of personal characteristics such as race, disability, gender, sexual orientation, religion, or age.

Attracting, developing and retaining key scientific, technical, research, marketing, sales and other personnel is critical to our ability to implement and execute our business plan and is key to our success. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development, career opportunities and work environment. As of December 31, 2023, we had approximately 275 full-time employees located in fifteen countries, of which 25% are located in the

United States and 75% are located throughout Europe. For the 25% of our total employees located in the United States, our workforce diversity representation for gender and race is 39% and 32%, respectively.

Employee Development & Engagement

We believe in a direct management-employee engagement model by which managers and employees maintain a regular dialogue about working conditions, compensation, compliance, safety and advancement opportunities. We communicate frequently and transparently with our employees through a variety of communication methods, including written and video communications and quarterly town hall meetings. We believe these engagement efforts keep our employees informed about our strategy, purpose and priorities, which is consistent with our core values of integrity, operational excellence, collaboration and commitment to quality and we believe this engagement motivates our employees to do their best work. We also initiated a global employment engagement survey during 2023, which will be an annual survey going forward, to obtained feedback from our employees on our employment engagement and development practices, among other areas. The participation and results of this survey were positive and allows management to continuously focus on improvements in this area. Our core values promote an empowering, supportive atmosphere where we work together to put patients first and improve patient care through our actions and products. We encourage employees to share ideas and learn from each other, while expecting high standards of quality and continuous improvement.

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

At February 29, 2024, we had the following subsidiaries:

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
•
In the United States, we compete with, and may face increasing competition from, generic drug companies, and our revenues and results could continue to be materially and adversely affected.
•
In Europe, we are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all, and even if successfully obtained, we may not be successful in commercializing VAZKEPA in Europe.
•
The commercial value of VASCEPA outside the United States may be smaller than we anticipate, particularly if we are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited.
•
Factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to achieve commercial success.
•
Our Organizational Restructuring Program, or ORP, effected in July 2023 and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint.
•
The manufacture, supply and commercialization, including promotional activities, of VASCEPA is subject to regulatory scrutiny.
•
We may not be able to compete effectively against our competitors' pharmaceutical product, including generic products. In addition, we face competition from omega-3 fatty acids that are marketed by other companies as non-prescription dietary supplements, subjecting us to non-prescription competition and consumer substitution.
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
•
Our efforts to return capital to our shareholders and increase shareholder value, including our share repurchase program (which is subject to shareholder and UK court approval), may not be implemented in a timely manner or at all, or may not have the expected results.
•
If we are unable to meet the listing requirements of the NASDAQ Stock Market, our stock may be delisted.

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

In the United States, we compete with, and may face increasing competition from, generic drug companies and our revenues and results of operations could continue to be materially and adversely affected.

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

Generally, once a generic version of a drug is available in the market, the generic version is typically used by pharmacies across the U.S. to fill prescriptions for any use of the drug, subject to state substitution laws. Although, we intend to vigorously defend our intellectual property rights related to VASCEPA, there can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by the U.S. FDA, even if such use is determined to infringe certain of our patent claims.

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

We continue our development efforts to support commercialization of VASCEPA in major markets outside the United States, particularly in light of the level of competition, including from generic products, in the United States, and as part of our ORP, we redesigned our commercial infrastructure in Europe. This process is conducted on a country-by-country basis and is time consuming and complex, and, even though the EC approved the marketing authorization for VAZKEPA in March 2021, and we have received positive national pricing and reimbursement decisions in various countries, there is no guarantee that we will be able to negotiate and obtain further reimbursement and pricing terms on favorable terms, or at all, in the other countries where we are pursuing commercialization. Further, successful progress or pricing terms in one country may not be indicative of our outcomes in other jurisdictions. For example, although the UK’s National Institute for Health and Care Excellence, or NICE, announced final guidance for reimbursement for VAZKEPA® and use across the National Health Service, or NHS, in England and Wales, we decided to discontinue business operations in Germany following the conclusion of negotiations with the National Association of Statutory Health Insurance Funds during which a viable agreement on the reimbursement price of VAZKEPA could not be reached. The Arbitration Board process concluded without an agreement in November 2022 and although we plan to resubmit a pricing and reimbursement dossier with new data in Germany, we may be unable to resume commercial operations in Germany. We may not be successful in obtaining additional approvals in a timely manner with acceptable terms, or in additional countries, and if we are unable to do so, and continue to face increased competition in the United States, our financial position could be materially and adversely impacted.

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

Further, securing adequate reimbursement is critical for commercial success of any therapeutic, and pricing and reimbursement levels of medications in markets outside the United States can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product, and these negotiations are not always successful. After the conclusion of negotiations with the National Association of Statutory Health Insurance Funds, a viable agreement on the reimbursement price of VAZKEPA in Germany could not be reached. As a result of the negotiation outcome, we discontinued our German operations as of September 1, 2022. In November 2022, the Arbitration Board process concluded without an agreement and although we plan to resubmit a pricing and reimbursement dossier with new data in Germany, we may be unable to resume commercial operations in Germany.

Further, in countries outside the U.S., securing product reimbursement is a requisite to commercial launch. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost effectiveness of VASCEPA to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. Our business could be harmed if reimbursement of our products is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels. If the pricing and reimbursement levels of VASCEPA are lower than we anticipate, then affordability of, and market access to, VASCEPA may be adversely affected and thus market potential in these territories would suffer.

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
•
an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions; and
•
unforeseen costs and expenses associated with operating a new independent sales and marketing organization outside of the United States.

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

Our ability to generate meaningful revenues of VASCEPA outside of the United States is dependent on the availability and extent of coverage and reimbursement from third-party payors. In many markets around the world, these payors, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare, and their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs remain heavily scrutinized for cost containment. As a result, payors are becoming more restrictive regarding the use of biopharmaceutical products and scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures are intensified where our products are subject to competition, including from generics. Refer to “Item 1. Business - Government Regulation – Pharmaceutical Pricing and Reimbursement” for further details.

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

We may be unable to increase or maintain market acceptance by physicians, patients, healthcare payors and others in the medical community, especially in light of generic competition. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable, or, even if we do achieve profitability, we may not be able to generate consistent profitability. The degree of market acceptance of VASCEPA for its approved indications and uses or otherwise will depend on a number of factors, including:

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

Any new clinical data or analysis of existing data from clinical trials involving VASCEPA and similar moderate-to-high doses of eicosapentaenoic acid or icosapent ethyl could adversely impact public perception of VASCEPA’s clinical profile and the commercial and regulatory prospects of VASCEPA.

Analysis of data from trials of moderate-to-high doses of VASCEPA and icosapent ethyl, or a similar eicosapentaenoic acid product, could render new or adverse information on the effects of VASCEPA and its commercial and regulatory prospects.

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

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides. China’s National Medical Products Administration, or NMPA, approved VASCEPA as an adjunct to diet to reduce the levels of triglyceride in adult patients suffering from severe hypertriglyceridemia (≥500mg/dL) and in October 2023 Edding submitted a regulatory filing to the NMPA which, if approved, would secure National Reimbursement Drug Listing for VASCEPA in Mainland China under the REDUCE-IT indication. Even though such results from these trials were positive, additional clinical development efforts may be necessary in these markets to demonstrate the effectiveness of VASCEPA, which may be costly to pursue, or may not produce the desired or expected results.

If the outcomes of any new studies involving VASCEPA and icosapent ethyl, or further analysis of existing trial data, is unfavorable, the perception of existing clinical results of VASCEPA, such as MARINE or REDUCE-IT, or the perceived clinical profile and commercial value of VASCEPA and its regulatory status, or perceptions about the potential for VASCEPA, including as a treatment for broader indications, may suffer. If this occurs our revenue and business could suffer and our stock price could significantly decline.

Our ORP effected in July 2023 and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint.

If we are not successful in our efforts to continue to market and sell VASCEPA in the United States, including following our ORP announced in July 2023 which eliminated all remaining sales force positions in the United States, with the managed care and trade organization remaining to support U.S. commercial efforts, and approximately 30% of non-sales positions, our anticipated revenues or our expenses could be materially adversely affected, and we may not maintain profitability in the United States or obtain profitability internationally. Further, we may need to cut back on research and development activities or we may need to implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

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

Promotional activities in the biotechnology and pharmaceutical industries generally are subject to considerable regulatory scrutiny. For example, we were recently the subject of two civil investigative demands, or CID, from the U.S. Federal Trade commission and a subpoena from the New York Attorney General, or the Investigations. Although we are cooperating with the government and completed document product in mid-2023, we cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on our business.

In addition, we may be subject to enhanced scrutiny to ensure that our promotion remains within the scope covered by the settlement. Under the settlement, we remain responsible for ensuring our speech is truthful and non-misleading, which is subject to a considerable amount of judgment. We, the U.S. FDA, the U.S. government, our competitors and other interested parties may not agree on the truthfulness and non-misleading nature of our promotional materials. Federal and state governments or agencies may also seek to find other means to prevent our promotion of unapproved truthful and non-misleading information about VASCEPA.

If our promotional activities or other operations are found to be in violation of any law or governmental regulation through existing or new interpretations or as a result of the findings of the Investigations, we may be subject to prolonged litigation, penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Also, if governmental parties or our competitors view our claims as misleading or false, we could be subject to liability based on fair competition-based statutes, such as the Lanham Act. Any allegations that our promotional activities are not truthful or misleading, even allegations without merit, could cause reputational harm and adversely affect our ability to operate our business and our results of operations.

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

We could face patent litigation related to the patents filed in the Orange Book related to the REDUCE-IT study, particularly given that the three-year period of exclusivity under the Hatch-Waxman Amendments expired on December 13, 2022, which exclusivity would have precluded the U.S. FDA from approving a marketing application for an ANDA for a product candidate that the U.S. FDA viewed as having the same conditions of approval as VASCEPA.

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

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, and often requires considerable advanced planning and necessitates long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade of resources and expenses to develop active pharmaceutical ingredient, or API, with our third-party suppliers, and to otherwise build our supply chain, improve our technical knowhow, establish manufacturing processes and obtain related regulatory approvals to help enable our suppliers to supply our clinical and commercial needs globally. Despite such efforts, the stability of the supply chain is largely out of our control and is subject to market and supply volatility and the actions of third parties. Any disruption to the supply chain, including the manufacturing processes and availability of API, would be disruptive to our business and would have a negative impact on our results of operations.

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

Our only product, VASCEPA, is a prescription-only form of EPA, an omega-3 fatty acid in ethyl ester form. Mixtures of omega-3 fatty acids in triglyceride form are naturally occurring substances contained in various foods, including fatty fish. Omega-3 fatty acids are marketed by others in a number of chemical forms as non-prescription dietary supplements. We cannot be sure physicians and other providers will view the U.S. FDA approval, pharmaceutical grade purity and proven efficacy and safety of VASCEPA as having a superior therapeutic profile to omega-3 fatty acid dietary supplements, which are subject to less stringent regulatory oversight.

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

In addition, the net price of VASCEPA to patients even after insurance reimbursement and offered discounts could be significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements (through the lack of coverage by insurers or otherwise). Physicians and pharmacists may recommend these dietary supplement alternatives instead of writing or filling prescriptions for VASCEPA or patients may elect on their own to take commercially available omega-3 fatty acids. Also, insurance plans may increasingly impose policies that directly or indirectly favor supplement use over VASCEPA. VASCEPA pricing might not be sufficient for healthcare providers or patients to elect VASCEPA over alternative treatments that may be perceived as less expense or more convenient to access. If healthcare providers or patients favor dietary supplements over prescribing VASCEPA, we may be constrained in how we price VASCEPA or VASCEPA’s market acceptance may be less than expected, which would have a negative impact on our revenues and results of operations.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the United States and in other countries. The result of our litigation and settlement with the U.S. FDA, as discussed above, may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also subject to periodic unannounced inspections by the U.S. FDA and state agencies for compliance with cGMP requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. In addition, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. We may also be held responsible for the non-compliance of our partners, over whom we have limited or no control. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling and marketing, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Adverse regulatory action, whether pre- or post-approval, can potentially lead to product liability claims and increase our product liability exposure. We must also compete against other products in qualifying for coverage and reimbursement under applicable third-party payment and insurance programs.

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

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Our ability to commercialize VASCEPA or any future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. For example, the IRA recently was enacted in the United States in an effort to manage certain drug prices, which includes provisions such as a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. This could have an adverse impact on our future revenues. Refer to Item 1. Business - United States Healthcare Reform and Legislation and Item 1. Business - Pharmaceutical Pricing and Reimbursement for further details.

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

We are subject to European data protection regulations, where we collect and use personal data relating to Europe, including in relation to our personnel in the European Economic Area, or the EEA, or in the United Kingdom, or the UK. This regulatory regime includes the GDPR, as well as other national data protection legislation in force in relevant EU and EEA member states and the UK (including the UK Data Protection Act 2018 in the UK), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials): (i) regarding individuals in the EU, EEA and UK; and/or (ii) carried out in the context of the activities of our establishment in any EU and EEA member state or the UK. Currently, the EU GDPR and UK GDPR remain largely aligned. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, legal basis for processing personal data which may include obtaining the consent of the individuals to whom the personal data relates, providing detailed information to individuals about how their personal data is used, notification of personal data breaches to data protection authorities and individuals, and implementing safeguards to protect the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA and UK to third countries, including the United States in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (e.g., the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our business operations and may adversely affect our business and financial position.

The UK Government has introduced a Data Protection and Digital Information Bill, or Data Reform Bill, into the UK legislative process to reform the UK’s data protection regime, and if passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK international transfers adequacy decision from the European Commission, which may lead to additional compliance costs for us and could increase our overall risk. It is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term.

Failure to comply with the requirements of the GDPR and related national data protection laws of the EEA Member States or the UK may result in substantial fines of up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects and consumer associations the right to claim material and non-material damages resulting from infringement of the GDPR. The GDPR imposes additional responsibility and liability in relation to personal data that we process, where such processing is subject to the GDPR and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be costly, onerous and adversely affect our business, financial condition, prospects and results of operations. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. In addition, EEA Member States have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance programs could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

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

In addition to the elimination of our sales force in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. If we are successful in obtaining sufficient approvals and adequate pricing and reimbursement levels in major markets in Europe and elsewhere, we will need to ensure that our operations are adequate to support a commercial launch and continued promotion. We redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status and commercial potential. We will be operating with streamlined teams in Europe and elsewhere outside the United States; however, we will anticipate the need to expand internally and expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties as we progress in Europe and outside the United States. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. In Europe we have built out our team subsequent to EC approval of the marketing authorization acceptance in 2021, with plans to continue to expand our European staff as deemed appropriate on a country-by-country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Our business is depending on successful life-cycle management efforts.

Our drug development efforts are subject to the risks and uncertainties inherent in any drug development program. Due to the risks and uncertainties involved in progressing through development and bioequivalence or even potential additional trials (as may be required by specific regulatory agencies), and the time and cost involved in obtaining regulatory approvals, we cannot reasonably estimate the timing, completion dates and costs, or range of costs, of our drug development program, or of the successful development of any particular derivative, combination or next generation product candidate. The potential success of any derivative, combination or next generation product candidate will depend on a number of factors, including the scope of and our success with manufacturing, obtaining regulatory approvals and achieving sufficient (or any) levels of market acceptance if approved.

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

We are party to arrangements with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries, with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada, with CSL Seqirus, or CSL, to commercialize and distribute VASCEPA in Australia and New Zealand, Lotus Pharmaceuticals, or Lotus, to commercialize and distribute VASCEPA in several countries in Southeast Asia and Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VASCEPA in Israel. Although Biologix is currently actively commercializing VASCEPA in the United Arab Emirates, Lebanon, Kuwait and Saudi Arabia, and HLS is currently commercializing VASCEPA in Canada, we are completely reliant on these third parties to successfully commercialize the product in those markets, which markets can be complex and challenging.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business, including the Investigation referenced above. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. Refer to “Item 1. Business - Patents, Proprietary Technology, Trade Secrets for further details.

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

In January 2024, we reiterated our belief that current cash and investments and other assets are adequate to support continued operations, including the share repurchase program. This and similar statements are based on estimates, assumptions and the judgment of management at such time. Because of the inherent nature of estimates, including during the uncertainty of our European launch and the impact from U.S. generic competition, we have suspended providing net revenue guidance, as there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business and initiative change, our stock price could decline in value.

The loss of key personnel could have an adverse effect on our business, particularly in light of recent senior management changes.

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure and sales force and the changes to our Board and senior management team during 2023, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts globally we may experience continued or increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we pursue commercialization efforts in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, where we have recently eliminated all sales force positions, employees are increasingly being recruited by other companies. The current and potential threat of generic competition and our recent reductions in force, including as part of our Organizational Restructuring Program announced in July 2023, can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract or retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 36%, 28%, and 29%, respectively, of gross product sales for the year ended December 31, 2023 and represented 36%, 18%, and 38%, respectively, of the gross accounts receivable balance as of December 31, 2023. Customers A, B, and C accounted for 35%, 31%, and 27%, respectively, of gross product sales for the year ended December 31, 2022 and represented 35%, 21%, and 39%, respectively, of the gross accounts receivable balance as of December 31, 2022. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal year ended December 31, 2023 and 2022, we reported net losses of approximately $59.1 million and $105.8 million, respectively. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. We had an accumulated deficit as of December 31, 2023 of $1.6 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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
•
the timing, cost and level of investment in our sales and marketing efforts to support VASCEPA sales, and our cost and reorganization efforts, including our ORP announced in July 2023, and the resulting effectiveness of those efforts;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $199.3 million and short-term investment balance of $121.4 million as of December 31, 2023, will be sufficient to fund our projected operations, including the share repurchase program, for at least 12 months from the issuance date of consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe, on our operations and those of our customers and any current or potential generic competition.

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

The IRA was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. We do not expect the provisions of the IRA to have a material impact.

Risks Related to Ownership of our ADSs and Common Shares

Our efforts to return capital to our shareholders and increase shareholder value, including our share repurchase program (which is subject to shareholder and UK court approval), may not be implemented in a timely manner or at all, or may not have the expected results.

The implementation of our announced share repurchase agreement is conditional upon shareholder and UK court approval, as required under UK company law. Although we intend to accelerate our annual general meeting of shareholders to April 2024 to seek such shareholder approval, we will thereafter need to proceed with the requisite court process to undertake a reduction of capital in order to create the necessary distributable profits for the funding of the repurchases, which process could be completed by the end of the second quarter of 2024, with share repurchases commencing shortly thereafter; however, we cannot guarantee that the share repurchase program will receive shareholder or court approval in a timely manner or at all. Further, the share repurchase program and other efforts to return capital to shareholders may not have the anticipated effect or increase shareholder value in the long term.

If we are no longer able to meet the listing requirements of the NASDAQ Stock Market, our stock may be delisted.

The NASDAQ Stock Market, or NASDAQ, on which our ADSs are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 business consecutive days. Such deficiency letter does not result in the immediate delisting of an issuer as there is a period of 180 calendar days from the deficiency notice to regain compliance with NASDAQ's minimum bid price requirement. If an issuer is unable to comply with NASDAQ's minimum bid price requirement after this 180 day calendar period, NASDAQ may elect, subject to any potential additional cure periods, to initiate a process that could delist the issuer from trading on the NASDAQ. We received a deficiency letter from NASDAQ in October 2023, as our ADSs had traded below $1.00 for 30 consecutive business days. In January 2024 we regained compliance with the NASDAQ listing requirements as our ADSs had traded above $1.00 for 10 consecutive business days.

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

As of February 23, 2024, we had 410,671,800 common shares outstanding including 401,870,067 shares held as ADSs and 8,801,733 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. Our planned share repurchase program, which is subject to requisite shareholder and UK High Court approval under UK law, would, if implemented, reduce the number of shares outstanding and could result in reduced trading volumes. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2023, and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, because PFIC status is based on our income, assets and activities for the entire taxable year, which we expect may vary substantially over time, it is not possible to determine whether we will be characterized as a PFIC for any taxable year until after the close of the taxable year. Moreover, we must determine our PFIC status annually based on tests that are factual in nature, and our status in future years will depend on our income, assets and activities in each of those years. There can be no assurance that we will not be considered a PFIC for any taxable year.

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
•
In the UK, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting for approval.
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

We believe that our place of central management and control is not currently in the UK (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code. Accordingly, we believe that we are not currently subject to the Takeover Code and, as a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.

In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers, or Takeover Panel, changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the UK), the Takeover Code may apply to us in the future.

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
•
When any person acquires, whether by a series of transactions over a period of time or not, an interest in shares which (taken together with shares already held by that person and an interest in shares held or acquired by persons acting in concert with him or her) carry 30% or more of the voting rights of a company that is subject to the Takeover Code, that person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights in that company to acquire the balance of their interests in the company.

•
When any person who, together with persons acting in concert with him or her, is interested in shares representing not less than 30% but does not hold more than 50% of the voting rights of a company that is subject to the Takeover Code, and such person, or any person acting in concert with him or her, acquires an additional interest in shares which increases the percentage of shares carrying voting rights in which he or she is interested, then such person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights of that company to acquire the balance of their interests in the company.
•
A mandatory offer triggered in the circumstances described in the two paragraphs above must be in cash (or be accompanied by a cash alternative) and at not less than the highest price paid within the preceding 12 months to acquire any interest in shares in the company by the person required to make the offer or any person acting in concert with him or her.
•
In relation to a voluntary offer (i.e., any offer which is not a mandatory offer), when interests in shares of any class representing 10% of shares of that class have been acquired for cash by an offeror (i.e., a bidder) and any person acting in concert with it during the offer period (i.e., broadly speaking, the period after the potential offer has been made public) and within 12 months prior to commencement of the offer period, the offer must be in cash or be accompanied by a cash alternative for all shareholders of that class at not less than the highest price paid for any interest in shares of that class by the offeror in that period. Further, if an offeror acquires any interest in shares for cash during the offer period, the offer for the shares must be in cash or accompanied by a cash alternative at a price at not less than the highest price paid for such shares during the offer period.
•
If after an announcement is made, the offeror or any person acting in concert with them acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the value of the offer, the offer must be increased to not less than the highest price paid for the interest in shares so acquired.
•
The offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company.
•
Special or favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the financial adviser to the offeree.
•
All shareholders must be given the same information.
•
Each document published in connection with an offer by or on behalf of the offeror or offeree must state that the directors of the offeror or the offeree, as the case may be, accept responsibility for the information contained therein.
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

Economic uncertainty in various global markets, including the U.S., Europe and the Middle East, caused by political instability and conflict, such as Russia's invasion of Ukraine and current armed conflict in Israel and the Gaza Strip, and economic challenges caused by pandemics or other health crises, such as the recent COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. Our security efforts are aimed at preserving the confidentiality, integrity, and continued availability of information under our ownership or care with the aim to continually improve security features in order to keep pace with the evolving cyber threat landscape.

Overview of Cybersecurity Risk Management and Strategy

Based on our business model, we rely on the outsourcing of certain key business functions, including laboratory work, clinical research, and the manufacturing and distribution of our product. We utilize the vetted processes and procedures of these partners and ensure proper cybersecurity and risk mitigation strategies are in place and functioning, which is accessed through our Vendor Risk Assessment process prior to engaging with our partners. Our cybersecurity risk identification, assessment and management response process is a critical part of our overall enterprise risk management, or ERM, program. Within our ERM framework, we adhere to our Global Information Technology Policy, or IT Policy, among a host of other policies and procedures aimed at providing guidelines and standards to ensure the security, integrity, reliability and recoverability of our systems and infrastructure.

We employ and manage various third party partnerships to help protect us from cybersecurity threats. These organizations provide services such as penetration testing, security assessments, as well as twenty-four hours per day monitoring, alerting and response, including incident responses, all of which adhere to our overall ERM framework. Our partners evaluate and rank our cybersecurity maturity and coverage as part of their services and keep us informed of emerging global threats. Our digital infrastructure undergoes both internal and external audits as part of our Sarbanes-Oxley audit process and is designed to address the requirements of applicable information security standards and an evolving cyber landscape.

Board Oversight of Risks from Cybersecurity Threats

Our Board of Directors has delegated to the Audit Committee oversight of risks from cybersecurity threats. The management team provides quarterly reports to the Audit Committee which cover cybersecurity and other information technology-related risks, based on our ERM framework. These quarterly updates keep the Audit Committee apprised of our ongoing cybersecurity enhancements and any emerging global threats. The Audit Committee keeps the remaining Board of Directors apprised of material risks from cybersecurity threats.

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats

Our Information Technology and Security team is responsible for the management, maintenance, monitoring and response of our critical internal digital assets. This team is led by our Senior Director of Global Information Technology and Security, who has 25

years of cyber and Enterprise IT management experience. This position monitors current cyber risk trends, engages with 3rd party cyber security experts, and meets with the Infrastructure and Security team regularly to stay apprised of internal cyber risks.

Our internal cybersecurity testing and reporting processes allow us to rank our overall risk on a periodic basis to ensure we identify and respond to internal risk trends. We follow escalation procedures to ensure communication of cyber-related events. The Board and management have made cybersecurity education and training a part of our overall corporate objectives, setting the tone for the organization about the importance of cybersecurity.

As of the date of this report, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are not reasonably likely to affect the Company, including our business strategy, results of operations or financial condition. For information regarding cybersecurity risks, see our discussion above in Item 1A. Risk Factors - Risks Related to Our Business - Our internal computer systems, or those of our third party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our commercial, research and development and other programs.

Item 2. Properties

The following table lists the location, use and ownership interest of our principal properties as of February 29, 2024:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	2,674
Bridgewater, New Jersey, USA	Offices	Leased	67,747
Zug, Switzerland	Offices	Leased	4,511

On September 13, 2022, we entered into a license agreement for office space in Dublin, Ireland, effective October 1, 2022 which terminates on September 30, 2024, and can be extended automatically for successive two-year periods. On May 2, 2023, we entered into an agreement to lease additional office space at our Dublin office, effective June 1, 2023 which terminates on September 30, 2024, and can be extended automatically for successive two year periods.

Effective February 5, 2019, we entered into a lease agreement for approximately 67,747 square feet of office space in Bridgewater, New Jersey. The lease commenced on August 15, 2019, for an 11-year period, with two five-year renewal options. On January 20, 2023, we entered into a sublease agreement to sublease 50,000 square feet of the leased 67,747 square feet of office space in Bridgewater, New Jersey. The sublease commenced on February 1, 2023 and terminates as of the date of the head lease.

On October 10, 2021, we entered into a lease agreement for approximately 4,511 square feet of office space in Zug, Switzerland. The lease commenced on February 1, 2022 for a five-year period, with one five-year renewal option.

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

	Common Stock Price
	Fiscal 2023		Fiscal 2022
	High	Low	High	Low
First Quarter	$2.23	$1.15	$3.82	$2.76
Second Quarter	$1.50	$1.10	$3.74	$1.11
Third Quarter	$1.49	$0.84	$1.71	$1.04
Fourth Quarter	$0.93	$0.65	$1.38	$1.06

Shareholders

As of January 31, 2024, there were approximately 350 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

Share Repurchase Program

On January 10, 2024, we announced plans to initiate a share repurchase program to purchase up to $50.0 million of our ordinary shares held in the form of ADSs. The implementation of the share repurchase program will require shareholder approval as well as UK High Court approval, as required under UK company law.

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

The following graph compares the cumulative five-year return provided to shareholders of our ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on December 31, 2018, and its relative performance is tracked through December 31, 2023.

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

Company/Market/Peer Company	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Amarin Corporation PLC	$163.26	$37.95	$25.53	$9.17	$6.59
NASDAQ Composite Index	$133.65	$190.01	$232.16	$155.32	$222.76
NASDAQ Biotechnology Index	$118.20	$151.85	$146.49	$130.51	$135.39

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2023 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2023	20,290	$0.87
November 1 – 30, 2023	35,343	0.74
December 1 – 31, 2023	161,456	0.86
Total	217,089	$0.84

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

Passive foreign investment company

PFIC Rules Generally. U.S. Holders of ordinary shares and ADSs should be aware that each of Amarin and certain of its subsidiaries could constitute a PFIC for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The application of these factors depends upon our financial results for the year, which are beyond our ability to predict or control, and the application of the relevant rules is subject to legal and factual uncertainties. Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2023, and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, there can be no assurance that we will not be classified as a PFIC for any taxable year.

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

Certain Material Irish Tax Considerations

The summary only applies to U.S. Holders that legally and beneficially hold their ordinary shares, or such shares represented by ADSs evidenced by ADRs as capital assets (i.e., investments) and does not address special classes of holders including, but not limited to, dealers in securities, insurance companies, pension schemes, employee share ownership trusts, collective investment undertakings, charities, tax-exempt organizations, financial institutions and close companies, each of which may be subject to special rules not discussed below.

Solely for the purposes of this summary of Irish Tax Considerations, a U.S. Holder means a holder of shares or ADSs evidenced by ADRs that (i) beneficially owns the shares or ADSs registered in their name, (ii) is resident in the United States for the purposes of the Ireland-United States Double Taxation Convention, or the Treaty, (iii) in the case of an individual holder, is not also resident or ordinarily resident in Ireland for Irish tax purposes, (iv) in the case of a corporate holder, is not a resident in Ireland for Irish tax purposes and is not ultimately controlled by persons resident in Ireland, and (v) is not engaged in any trade or business and does not perform independent personal services through a permanent establishment or fixed base in Ireland, and (vi) is a qualified person as defined in Article 23 of the Treaty.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and our performance. When used in this Annual Report on Form 10-K, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of VASCEPA and factors that can affect such success; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or U.S. FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this Annual Report on Form 10-K in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this Annual Report on Form 10-K represent periods or dates fixed with reference to our fiscal year ended December 31, 2023.

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

Organizational Restructuring Program

On July 18, 2023, we announced that we were implementing a new Organizational Restructuring Program, or the ORP, resulting in the elimination and consolidation of certain roles across our organization, both in the U.S. and abroad, representing a reduction of our total employee base by approximately 30%. The ORP was implemented following a review of our business and to better position the organization for a new strategic focus. We expect the ORP will reduce operating costs by approximately $40.0 million annually. Our refocused strategic priorities and restructuring plan focuses on three core areas:

•
Maximizing U.S. Cash Flow Through Streamlined Model: We have maintained VASCEPA as a cost-competitive option to generics despite the elimination of all U.S. sales force positions and approximately 30% of non-sales positions. We maintained our managed care and trade organization to support these efforts. We continue to explore innovative approaches to driving revenue to maintain our leadership position in the icosapent ethyl, or IPE, market.
•
European Redesign: We redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status, commercial progress to date, as well as streamline certain cross-geographic functions and better leverage learnings across countries. In addition, we will continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed.

•
Expanding Upon International Partnerships: We continue to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, South Korea, Australia and New Zealand and will continue to explore additional partnerships.

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 25 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	N/A
Strides Pharma	September 2023	N/A	N/A
Epic Pharma	December 2023	N/A	N/A

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

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed 15 dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient by patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Annual Report, we have received and made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	N/A	March 2022	March 2022	March 2022
Finland	N/A	October 2022	December 2022	December 2022
England/Wales	N/A	July 2022	October 2022	October 2022
Spain	N/A	July 2023	September 2023	September 2023
Netherlands	N/A	August 2023	September 2023	September 2023
Scotland	N/A	August 2023	August 2023	September 2023
Austria	September 2022	N/A	September 2022	N/A
Denmark	June 2022	N/A	June 2022	N/A

We continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed. We are leveraging third-party relationships for various support activities and are implementing an impactful and cost-effective hybrid commercial model balancing optimally digital and face-to-face approach for more impact and cost efficiency, which is or will be utilized throughout Europe as launches are rolled out.

Patients at high-risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies than in the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion than in the United States. In Europe, VAZKEPA has the benefit of 10 years of market protection, and we have been issued a patent that expires in 2033 with additional pending applications that could extend exclusivity into 2039.

Rest of World

As discussed above, one of the core areas of focus from our ORP is continuing to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, Australia and New Zealand and we will continue to explore additional partnerships.

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong had commenced. On February 23, 2022, the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In Mainland China, the NMPA accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. In China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA NDA was initiated. The Company announced on June 1, 2023 that Edding received approval from NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding's submission of a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication was accepted.

Middle East and North Africa (MENA)

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially, in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	N/A
Bahrain	April 2021	April 2022	N/A
Kuwait	December 2021	March 2023	September 2023
Saudi Arabia	March 2022	June 2023	September 2023

VASCEPA is under registration in additional countries in the MENA region.

Canada

In September 2017, we entered into an agreement with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada. In December 2019, HLS received formal confirmation from Health Canada that the Canadian regulatory authority granted approval for VASCEPA to reduce the risk of cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization or hospitalization for unstable angina) in statin-treated patients with elevated triglycerides, who are at high-risk of cardiovascular events due to established cardiovascular disease, or diabetes, and at least one other cardiovascular risk factor. In January 2020, HLS obtained regulatory exclusivity designation and launched commercially in February 2020. In April 2022, HLS completed negotiations with Canada’s pan-Canadian Pharmaceutical Alliance for the terms and conditions under which VASCEPA would qualify for public market reimbursement in Canada. HLS has obtained reimbursement from all major private and public payors gaining access to a majority of eligible patients in Canada. Coverage of patients with established cardiovascular disease represents a substantial portion of VASCEPA’s approved label in Canada. VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039.

Other

We completed the second year of a three-year plan to submit and obtain regulatory approval in 20 or more additional countries and regions in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Annual Report, we have filed for regulatory review in 20 countries and regions and have received approval in 13 countries and regions outside of the United States and European Medicines Agency, or EMA, regulatory approval authority, including in Switzerland, Australia, New Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

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

Based on REDUCE-IT results, as of the date of the filing of this Annual Report on Form 10-K, more than 40 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Canada, China and the Middle East as well as guidelines which were newly received during the fourth quarter of 2023 as listed below:

•
In December 2023, the Hellenic Atherosclerosis Society published guidelines for the diagnosis and treatment of dyslipidemia. The publication stated that clinical trials and meta-analyses have not shown that increasing consumption of omega-3 PUFA decreases the risk of atherosclerotic cardiovascular disease, or ASCVD, except for IPE. Based on the findings of REDUCE-IT, IPE (at a dose of 2 g twice daily) should be added in combination with a statin (and fenofibrate if needed) for patients with type 2 diabetes and established ASCVD or with ≥1 major risk factor and TG >150 mg/dL.
•
The Cardiological Society of India released clinical practice guidelines for dyslipidemia management in December 2023. The guidelines state that in patients with mild to moderate hypertriglyceridemia (TG 150–499 mg/dL), there is no role for fibric acid derivatives. In those with diabetes (≥40 years of age) or ASCVD, IPE may be considered if TG remains high after lifestyle changes and diabetes control have been achieved. In addition, the guidelines not that the REDUCE-IT randomized controlled trial of highly purified IPE showed significant reduction of MACE.

During 2023, we announced the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

•
In March 2023, a new prespecified and post hoc exploratory analysis of REDUCE-IT, presented at the American College of Cardiology scientific session, found VASCEPA significantly reduced the risk of first cardiovascular death, strokes, heart attacks, coronary revascularization or unstable angina in a subgroup of patients with recent (<12 months) acute coronary syndrome by 37% (HR 0.63; 95% CI, 0.48-0.84, p=0.002).
•
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
•
In August 2023, we supported research that was presented at the ESC Congress, both onsite and online in Amsterdam. This new research included, along with other topics, the REDUCE-IT mediation analysis report of the contribution of IPE and other biomarkers to MACE reduction.

In total, Amarin and global medical and scientific collaborators supported close to 50 publications inclusive of accepted abstracts, posters, and manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the

United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of December 31, 2023, we had inventory of $336.2 million, of which 80% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, VASCEPA is sold to three major wholesalers, as well as several regional wholesalers along with mail order pharmacy providers, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health may differ from period to period. During the years ended December 31, 2023 and 2022, our product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the United States.

Outside of the United States, currently the majority of our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from sales to our international commercial partners are recognized when the commercial partners obtain control of our product. The net price of VASCEPA sold by us to our customers where we directly sell VASCEPA is generally significantly higher than the net price of VASCEPA that we sell to commercial partners who then incur the cost of promoting and reselling the product in their territories. As a result, even when the net price of VASCEPA to patients is similar in various parts of the world, our gross margin on sales is higher where we sell VASCEPA directly. We also derive product revenue from sales of our product to a limited number of wholesalers in Europe, most of whom in turn resell the product to pharmacies for purposes of their reselling the product to fill patient prescriptions.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the years ended December 31, 2023 and 2022, we incurred costs within Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the year-ended December 31, 2023 and 2022, are not more likely than not to be realized.

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

Revenue Recognition—In accordance with GAAP, under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which we adopted on a modified retrospective basis effective January 1, 2018, revenue is recognized when product has been delivered to the wholesaler, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a Distributor; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the Distributor. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We recognized total revenue, net of $306.9 million and $369.2 million during the years ended December 31, 2023 and 2022, respectively, of which $285.3 million and $366.5 million, respectively, was based on product revenue sales. For a complete discussion of our accounting for net product revenue, licensing and royalty revenues, which make up Total revenue, net, see Note 2—Significant Accounting Policies.

We have written contracts with our distributors, and transfer of control typically occurs upon delivery of our product to the Distributor. We evaluate the creditworthiness of each of our distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost charged to our distributors for VASCEPA. We estimate our Product revenue, net by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and healthcare discounts, such as Medicaid reimbursements, (c) expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual prescription data, historical industry trends, and levels of inventory in the distribution channel. We rely on resale data provided by our distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during the years ended December 31, 2023 and 2022.

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

We receive payments from our customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. When making our assessment about the realization of our deferred tax assets as of December 31, 2023, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical taxable profitability of our U.S. operations, (ii) historical pre-tax book loss position, (iii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, (iv) the provisions of the Tax Cuts and Jobs Act enacted in 2017 and their impact on our future taxable income, and (v) the risks to our business related to the commercialization and development of VASCEPA. Based on our assessment, we concluded that all of our net deferred tax assets are not more likely than not to be realizable as of both December 31, 2023 and 2022. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets in the future, which would impact our income tax expense in the period in which we determine that these factors have changed. We intend to maintain the valuation allowance until sufficient positive evidence exists to conclude that it is more likely than not that our deferred tax benefits will be realized. We will continue to monitor the need for valuation allowances in each jurisdiction and may adjust our positions in the future.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2023 and 2022. For a comparison of our results of operations and financial condition for fiscal years 2022 and 2021, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

Comparison of Fiscal Years Ended December 31, 2023 and December 31, 2022

Total revenue, net. We recorded total revenue, net, of $306.9 million and $369.2 million during the years ended December 31, 2023 and 2022, respectively, a decrease of $62.3 million, or 17%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, we also sell VASCEPA by prescription in certain countries in Europe as well as certain countries outside of the United States and Europe, such as China and Canada, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of an $86.0 million decrease in U.S. net product revenue, offset by increases of $18.9 million in licensing and royalty revenue and $4.7 million in net product revenue from sales of VASCEPA outside of the United States.

Product revenue, net. We recorded product revenue, net, of $285.3 million and $366.5 million during the years ended December 31, 2023 and 2022, respectively, a decrease of $81.2 million, or 22%. This decrease was due primarily to a 24% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net, of $273.9 million and $359.9 million for the years ended December 31, 2023 and 2022, respectively. This decrease was primarily due to a decline in net selling price as a result of the impact from an increase in generic competition in the market, offset by an adjustment primarily related to Medicaid rebates of $15.1 million. During the year ended December 31, 2023 there were four generics in the market. During the majority of the year ended December 31, 2022 there were three generics in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, increased for the year ended December 31, 2023 by 4% as compared to the year ended December 31, 2022. Our share of the icosapent ethyl market has decreased to approximately 57% in the year ended December 31, 2023 from approximately 60% in the year ended December 31, 2022. Additionally, based on prescription levels reported by Symphony Health, VASCEPA branded prescriptions decreased by 8% in the year ended December 31, 2023 as compared to the year ended December 31, 2022.

In Europe, we recorded product revenue, net of $3.3 million and $2.6 million as of December 31, 2023 and 2022, respectively. Revenue in 2023 was primarily related to sales in the U.K. and Spain, whereas 2022 was primarily related to sales in Germany, from which we subsequently withdrew in the third quarter of 2022.

For the year ended December 31, 2023, we recorded $8.1 million of product revenue, net, to our collaboration partners compared to $4.1 million during the year ended December 31, 2022.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2024, we will continue to focus on extending the lifecycle of VASCEPA in the U.S., obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as supporting our partners to advance access and growing commercial operations throughout the rest of the world.

Licensing and royalty revenue. Licensing and royalty revenue during the years ended December 31, 2023 and 2022 was $21.6 million and $2.7 million, respectively, an increase of $18.9 million, or 706%. The increase is primarily due to the recognition of previously deferred milestone and upfront payments relating to Edding and HLS due to a change in the estimates in which we previously recognized revenue as well as recognition of regulatory milestones achieved during the year. Licensing and royalty revenue relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•
Edding – a $15.0 million upfront payment received in February 2015, a $1.0 million milestone payment achieved in March 2016 following submission of the clinical trial application to the Chinese regulatory authority, a $5.0 million milestone payment achieved in June 2023 following NMPA approval of VASCEPA under the MARINE indication, and a $3.0 million milestone payment achieved in October 2023 following a regulatory submission to the NMPA for VASCEPA under the REDUCE-IT indication.
•
HLS – a $5.0 million upfront payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018, a $2.5 million milestone payment that was received following U.S. FDA approval of a new indication and label expansion in December 2019, and a $3.8 million milestone payment that was received as a result of obtaining a regulatory exclusivity designation in January 2020.
•
CSL – a $0.5 million upfront payment which was received upon closing of the agreement in January 2023.
•
Lotus – a $0.3 million upfront payment which was received upon closing of the agreement in August 2023.

The upfront and milestone payments from Edding and HLS are being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreements. The upfront payment from CSL and Lotus are recognized upon closing the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required. During the second quarter of 2023, the performance period for Edding and HLS was reevaluated and adjusted, resulting in the Company recognizing an additional $5.0 million and $5.3 million, respectively, in license revenues related to this change in estimate for the year ended December 31, 2023. For additional information over the change in estimate refer to Note 13 - Development, Commercialization and Supply Agreements.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the years ended December 31, 2023 and 2022 was $141.4 million and $126.7 million, respectively, an increase of $14.7 million, or 12%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During 2023 and 2022, we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in charges of $39.2 million and $18.1 million, respectively, which were recorded as cost of goods sold - restructuring inventory. During 2023, approximately $5.1 million of inventory was expensed through cost of goods sold due to both product dating and non-product dating unsellable inventory. During 2022, approximately $9.6 million of inventory was expensed through cost of goods sold not due to product dating unsellable inventory.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2023 and 2022 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the years ended December 31, 2023 and 2022 was 50% and 65%, respectively. Excluding the restructuring inventory and inventory write-off charges, gross margin was 66% and 73% for the years ended December 31, 2023 and 2022, respectively. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the years ended December 31, 2023 and 2022 was $199.9 million and $304.4 million, respectively, a decrease of $104.5 million, or 34%. Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 are summarized in the table below:

	Year Ended December 31,
In thousands	2023	2022
Selling expense (1)	$111,326	$185,614
General and administrative expenses (2)	76,119	96,462
Non-cash stock-based compensation expense (3)	12,493	22,340
Total selling, general and administrative expense	$199,938	$304,416

(1)
Selling expense for the years ended December 31, 2023 and 2022 was $111.3 million and $185.6 million, respectively, a decrease of $74.3 million, or 40%. This decrease is primarily due to a reduction in costs from the elimination of our U.S. sales force as part of our ORP and previous cost reduction plans which also led to a decrease in promotional initiatives and reduced travel.
(2)
General and administrative expense for the years ended December 31, 2023 and 2022 was $76.1 million and $96.5 million, respectively, a decrease of $20.3 million, or 21%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the ORP and previous cost reduction plans as well as a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market. The decrease in general and administrative expense was offset by advisory fees related to the 2023 shareholder's special meeting.
(3)
Non-cash stock-based compensation expense for the years ended December 31, 2023 and 2022 was $12.5 million and $22.3 million, respectively, a decrease of $9.8 million, or 44%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is due to the reversal of expense associated with the resignation of our former board members and our former CEO, the ORP announced in July 2023, as well as certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

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

Research and development expense. Research and development expense for the years ended December 31, 2023 and 2022 was $22.2 million and $30.4 million, respectively, a decrease of $8.2 million, or 27%. Research and development expenses for the years ended December 31, 2023 and 2022 are summarized in the table below:

	Year Ended December 31,
In thousands	2023	2022
REDUCE-IT study (1)	$1,020	$1,724
Fixed-dose combination (2)	1,395	5,777
Regulatory filing fees and expenses (3)	966	1,959
Internal staffing, overhead and other (4)	14,651	16,486
Research and development expense, excluding non-cash expense	18,032	25,946
Non-cash stock-based compensation expense (5)	4,187	4,465
Total research and development expense	$22,219	$30,411

(1)
The decrease in expenses for the REDUCE-IT study is primarily driven by incremental efficiencies applied to ongoing analyses performed on the REDUCE-IT cardiovascular outcomes trial data, further leveraging existing internal resources compared to outsourced support.
(2)
The decrease in fixed-dose combination expenses is primarily due to initial start-up and other costs beginning in 2022 associated with planning and development of the fixed-dose combination of VASCEPA and a statin. The development of the fixed-dose combination was deprioritized during 2023 after it became clear that it would not drive short-term value.
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

Restructuring expense. Restructuring expense for the years ended December 31, 2023 and 2022 was $11.0 million and $13.5 million, respectively, a decrease of $2.6 million, or 19%. The charge in the current year is due to the implementation of the ORP which was approved in the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. The prior year charge was the result of the implementation of the CRP announced on June 6, 2022, which primarily related to the reduction of our U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives, as well as the discontinuation of the German operations announced on August 19, 2022. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net for the years ended December 31, 2023 and 2022 was $11.9 million and $2.8 million, respectively, an increase of $9.1 million, or 323%. Interest income, net, represents income earned on cash and investment balances. The increase is primarily due to higher interest rates in the current year period compared to the prior year period.

Other income (expense), net. Other income (expense), net, for the year ended December 31, 2023 and 2022 was income of $2.1 million and expense of $0.7 million, respectively, an increase of $2.8 million or 379%. Other income (expense), net, primarily consists of the ERC awarded as part of the CARES Act, gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, NJ facility.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2023 and 2022 was $5.4 million and $2.0 million, respectively. The increase in the provision for income taxes is due to a change in geographic mix of pre-tax income.

On August 16, 2022, the Inflation Reduction Act of 2022, or the Act, was signed into law by the Biden Administration, with tax provisions effective January 1, 2023 primarily focused on implementing a 15% minimum tax on global adjusted financial statement income (CAMT) and a 1% excise tax on share repurchases. We do not expect either of these provisions to have a material impact on our financial results, including the impact from our share repurchase program announced in January 2024.

Liquidity and Capital Resources

As of December 31, 2023, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $199.8 million and short-term investments of $121.4 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
In millions	2023	2022	2021
Cash provided by (used in):
Operating activities	$6.9	$(180.1)	$(66.5)
Investing activities	(25.5)	175.3	104.1
Financing activities	0.2	(0.4)	(5.1)
(Decrease) increase in cash and cash equivalents and restricted cash	$(18.4)	$(5.2)	$32.5

Net cash provided by operating activities increased during 2023 as compared to net cash used in operating activities during the same period in 2022. This is primarily as a result of higher costs in 2022 associated with commercial and pre-launch operations in Europe as well as higher inventory purchases in the first half of 2022, offset by a decrease in U.S. product revenue in 2023.

Net cash used in investing activities decreased during the year ended December 31, 2023 compared to net cash provided by investing activities during the same period in 2022. This is primarily due to the purchase of investment grade interest bearing instruments of $215.1 million partially offset by $190.1 million from proceeds from the maturity of investment grade interest bearing instruments, as compared to the same period in 2022 where proceeds from the maturity of investment grade interest bearing instruments was $257.5 million, partially offset by $81.6 million in purchases of investment grade interest bearing instruments.

Net cash provided by financing activities increased during the years ended December 31, 2023 compared to net cash used in financing activities during the same period in 2022, primarily as a result of an increase in proceeds related to stock option exercises, offset by taxes paid related to stock-based awards

As of December 31, 2023, we had net accounts receivable of $133.6 million, current inventory of $258.6 million and long-term inventory of $77.6 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.6 billion as of December 31, 2023. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States and pricing and reimbursement of VAZKEPA in Europe.

In July 2023, we announced that we were implementing an ORP resulting in the elimination and consolidation of certain roles across the organization, both in the United States and abroad, representing a reduction of our total employee base by approximately 30%. In the U.S., all sales force positions were eliminated, with the managed care and trade organization continuing to support U.S. commercial efforts, and 30% of non-sales positions were eliminated. In Europe, we have redesigned our commercial infrastructure to better align with pricing and reimbursement status, commercial progress to date, as well as streamlining certain cross-geographic functions and better leveraging learnings across countries. We expect these actions will reduce operating costs by approximately $40.0 million annually.

On January 10, 2024, we announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's ordinary shares held in the form of American Depository Shares. The implementation of the share repurchase program will require shareholder approval as well as UK High Court approval, as required under UK company law.

As of December 31, 2023, we had cash and cash equivalents of $199.3 million and short-term investments of $121.4 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program, for at least one year from the issuance date of our audited consolidated financial statements included elsewhere in this Annual Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., refinancing or reinvestment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. Our portfolio of investments as of December 31, 2023 was composed primarily of U.S. Treasury securities and other government-related securities. At December 31, 2023 and 2022, we had short-term investments and long-term investments of $121.4 million and $93.0 million, respectively. We invest funds to have a continuous inflow of cash from diversified short-term and long-term investments, consisting primarily of investment grade securities. A hypothetical 10 percent change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the balance and diversified investment portfolio.

Credit Risk. We monitor our investments with our investment managers with the objective of minimizing concentrations of credit risks. Our short-term investments consist of securities that mature in one year or less. Our long-term investments consist of securities that mature in more than one year. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation. Additionally, our investment policy is to invest only in institutions that meet high credit quality and diversification standards and established limits on the amount and time to maturity of investments.

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

As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Ernst & Young LLP (PCAOB ID 42), our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2023. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on Internal Control over Financial Reporting

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amarin Corporation plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

February 29, 2024

Item 9B. Other Information

Entry into Rule 10b5-1 Trading Plans

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2024 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2024 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2024 Annual General Meeting of Shareholders to be filed within 120 days after the fiscal year ended December 31, 2023 ("Definitive Proxy Statement"). Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Definitive Proxy Statement, which will be filed with the SEC in connection with our 2024 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our Definitive Proxy Statement, which will be filed with the SEC in connection with our 2024 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

		Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.1	February 29, 2012

4.2	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, as Exhibit 2.4	April 24, 2003

4.3	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.4	February 29, 2012

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K for the year ended December 31, 2019, as Exhibit 4.7	February 25, 2020

10.1	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as Exhibit 10.4	August 9, 2011

10.2	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.1	August 8, 2012

10.3	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.2	August 8, 2012

10.4	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10.5	February 28, 2013

10.5	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.1	August 6, 2015

10.6	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.2	August 6, 2015

10.7	Amendment No.6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 4.1	August 2, 2017

10.8	Form of Incentive Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.3	February 29, 2012

10.9	Form of Non-Qualified Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.4	February 29, 2012

10.10	Form of Restricted Stock Unit Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.5	February 29, 2012

10.11	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.64	February 27, 2018

10.12	2020 Stock Incentive Plan*	Current Report on Form 8-K dated July 13, 2020, as Exhibit 10.1	July 14, 2020

10.13	Amendment No. 1 to 2020 Stock Incentive Plan*	Current Report on Form 8-K dated June 27, 2022, as Exhibit 10.2	June 30, 2022

10.14	Form of Incentive Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.2	November 5, 2020

10.15	Form of Non-Qualified Stock Option Award Agreements*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.3	November 5, 2020

10.16	Form of Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.3	August 3, 2022

10.17	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.5	November 5, 2020

10.18	Form of Deferred Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.2	August 3, 2022

10.19	Amarin Corporation plc Executive Severance and Change of Control Plan*	Current Report on Form 8-K dated January 28, 2021, as Exhibit 10.1	January 29, 2021

10.20	Contract of Employment between Karim Mikhail and Amarin Switzerland GmbH, Grafenauweg 8, 6300 Zug, dated April 12, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.4	April 29, 2021

10.21	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Registration Statement on Form F-1, as Exhibit 10.1	February 28, 2012

10.22	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.2	August 6, 2015

10.23	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Registration Statement on Form S-8, as Exhibit 4.2	March 16, 2012

10.24	Employment Agreement, dated April 20, 2018, by and between Amarin Corporation plc and Aaron Berg*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as Exhibit 10.1	May 1, 2019

10.25	Offer Letter with Thomas Reilly, dated May 26, 2022*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.4	August 3, 2022

10.26	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.35	March 1, 2022

10.27	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.36	March 1, 2022

10.28	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.37	March 1, 2022

10.29

Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††

		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as Exhibit 10.1	May 8, 2015

10.30	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.67	February 27, 2018

10.31	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.68	February 27, 2018

10.32	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Annual Report on Form 10-K for the year ended December 31, 2018, as Exhibit 10.69	February 27, 2019

10.33	English Summary of German Language Commercial Lease Agreement dated October 10, 2021, by and between Amarin Switzerland GmbH and Zug Estates AG	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.54	March 1, 2022

10.34	Consent of Landlord to Sublease dated as of January 20, 2023, among Amarin Pharma, Inc. ST Shared Services LLC and Liberty Denver Wood LLC	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.44	March 1, 2023

10.35	Guaranty dated January 20, 2023, issued by MEH, Inc.	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.45	March 1, 2023

10.36	Sublease Agreement dated January 20, 2023, by and between Amarin Pharma, Inc. and ST Shared Services LLC	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.46	March 1, 2023

10.37	License Agreement dated September 13, 2022, between Amarin Pharmaceuticals Ireland Ltd and Weston Office Solutions Ltd	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.47	March 1, 2023

10.38	Non-Employee Director Compensation Policy	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as Exhibit 10.1	August 2, 2023

10.39	Employment Agreement between Aaron D. Berg and Amarin Corporation, plc. dated April 13, 2023	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as Exhibit 10.2	August 2, 2023

10.40	CEO Employment Agreement between Patrick Holt and Amarin Corporation, plc. dated July 18, 2023	Current Report on Form 8-K filed with the Commission on July 20, 2023, as Exhibit 10.1	July 20, 2023

10.41	Option Award Agreement (attached to Exhibit 10.1)	Current Report on Form 8-K filed with the Commission on July 20, 2023, as Exhibit 10.2	July 20, 2023

10.42	Amendment No. 2 to the Amarin Corporation plc 2020 Stock Incentive Plan	Current Report on Form 8-K filed with the Commission on July 25, 2023, as Exhibit 10.2	July 25, 2023

10.43	Offer Letter with Jonathan Provoost, dated October 9, 2023*	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on the signature page(s) hereto

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Furnished herewith
97.1	Compensation Recovery Plan
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)	Filed herewith

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
Patrick Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2024

We, the undersigned officers and directors of the Registrant hereby severally constitute and appoint Patrick Holt and Tom Reilly, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Patrick Holt Patrick Holt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2024

/s/ Tom Reilly Tom Reilly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024

/s/ Patrice Bonfiglio Patrice Bonfiglio	Director	February 29, 2024

/s/ Paul Cohen, M.D. Paul Cohen, M.D.	Director	February 29, 2024

/s/ Mark DiPaolo Mark DiPaolo	Director	February 29, 2024

/s/ Keith L. Horn Keith L. Horn	Director	February 29, 2024

/s/ Odysseas Kostas, M.D.	Director	February 29, 2024
Odysseas Kostas, M.D.

/s/ Louis Sterling III. Louis Sterling III.	Director	February 29, 2024

/s/ Diane E. Sullivan Diane E. Sullivan	Director	February 29, 2024

/s/ Oliver O'Connor	Director	February 29, 2024
Oliver O'Connor

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Product Return Reserve Estimate
Description of the Matter

At December 31, 2023, the Company recorded a liability for product returns totaling $7.7 million. As discussed in Note 12 of the financial statements, the Company sells its product to distributors that in turn resell the product to retail pharmacies for subsequent sale to patients and healthcare providers. The Company estimates variable consideration resulting from product returns based on quantitative and qualitative data from various internal and external sources.

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

Iselin, New Jersey

February 29, 2024

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$199,252	$217,666
Restricted cash	525	523
Short-term investments	121,407	91,695
Accounts receivable, net	133,563	130,990
Inventory	258,616	228,732
Prepaid and other current assets	11,618	19,492
Total current assets	724,981	689,098
Property, plant and equipment, net	114	874
Long-term investments	—	1,275
Long-term inventory	77,615	163,620
Operating lease right-of-use asset	8,310	9,074
Other long-term assets	1,360	458
Intangible asset, net	19,304	21,780
TOTAL ASSETS	$831,684	$886,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,762	$64,602
Accrued expenses and other current liabilities	204,174	192,678
Current deferred revenue	2,341	2,199
Total current liabilities	259,277	259,479
Long-Term Liabilities:
Long-term deferred revenue	2,509	13,147
Long-term operating lease liability	8,737	10,015
Other long-term liabilities	9,064	8,205
Total liabilities	279,587	290,846
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 418,141,295 shares issued, 408,824,093 shares outstanding at December 31, 2023; 412,333,087 shares issued, 404,346,256 shares outstanding at December 31, 2022	302,756	299,002
Additional paid-in capital	1,899,456	1,885,352
Treasury stock; 9,317,202 shares at December 31, 2023; 7,986,831 shares at December 31, 2022	(63,752)	(61,770)
Accumulated deficit	(1,586,363)	(1,527,251)
Total stockholders’ equity	552,097	595,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$831,684	$886,179

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Product revenue, net	$285,299	$366,511	$580,320
Licensing and royalty revenue	21,612	2,682	2,867
Total revenue, net	306,911	369,193	583,187
Less: Cost of goods sold	102,142	108,631	121,327
Less: Cost of goods sold - restructuring inventory	39,228	18,078	—
Gross margin	165,541	242,484	461,860
Operating expenses:
Selling, general and administrative	199,938	304,416	408,334
Research and development	22,219	30,411	29,307
Restructuring	10,972	13,526	13,717
Total operating expenses	233,129	348,353	451,358
Operating (loss) income	(67,588)	(105,869)	10,502
Interest income	11,863	2,819	1,220
Interest expense	(8)	(15)	(129)
Other income (expense), net	2,063	(740)	(302)
(Loss) income from operations before taxes	(53,670)	(103,805)	11,291
Provision for income taxes	(5,442)	(1,998)	(3,562)
Net (loss) income	$(59,112)	$(105,803)	$7,729
(Loss) earnings per share:
Basic	$(0.15)	$(0.26)	$0.02
Diluted	$(0.15)	$(0.26)	$0.02
Weighted average shares outstanding:
Basic	407,655	401,155	395,992
Diluted	407,655	401,155	402,480

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2021	404,084,775	(7,486,767)	$294,027	$1,855,246	$(60,726)	$(1,421,448)	$667,099
Issuance of common stock under employee stock purchase plan	456,696	—	283	322	—	—	605
Issuance of common stock for milestone payment	5,817,942	—	3,461	4,742	—	—	8,203
Exercise of stock options	33,303	—	21	39	—	—	60
Vesting of restricted stock units	1,940,371	(500,064)	1,210	(1,210)	(1,044)	—	(1,044)
Stock-based compensation	—	—	—	26,213	—	—	26,213
Loss for the period	—	—	—	—	—	(105,803)	(105,803)
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Issuance of common stock under employee stock purchase plan	319,610	—	200	130	—	—	330
Exercise of stock options	1,239,763	—	750	1,132	—	—	1,882
Vesting of restricted stock units	4,248,835	(1,330,371)	2,804	(2,804)	(1,982)	—	(1,982)
Stock-based compensation	—	—	—	15,646	—	—	15,646
Loss for the period	—	—	—	—	—	(59,112)	(59,112)
December 31, 2023	418,141,295	(9,317,202)	$302,756	$1,899,456	$(63,752)	$(1,586,363)	$552,097

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(59,112)	$(105,803)	$7,729
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	160	551	587
(Accretion) amortization of investments	(3,696)	473	1,929
Stock-based compensation	15,646	26,213	36,938
Amortization of intangible asset	2,805	2,545	2,270
Changes in assets and liabilities:
Accounts receivable, net	(2,573)	32,663	(9,079)
Inventory	56,121	(36,422)	(167,066)
Prepaid and other current assets	7,874	2,860	8,595
Other long-term assets	(278)	(2)	(24)
Interest receivable	248	341	738
Deferred revenue	(10,496)	(1,363)	(1,923)
Accounts payable, accrued expenses and other current liabilities	(164)	(102,729)	51,516
Other long-term liabilities	345	581	1,253
Net cash provided by (used in) operating activities	6,880	(180,092)	(66,537)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	190,108	257,520	394,294
Purchases of securities	(215,097)	(81,633)	(290,195)
Investment in software and website development costs	(509)	(599)	—
(Purchases) disposal of furniture, fixtures and equipment	(24)	—	4
Net cash (used in) provided by investing activities	(25,522)	175,288	104,103
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	330	605	1,650
Proceeds from exercise of stock options	1,882	60	2,921
Taxes related to stock-based awards	(1,982)	(1,044)	(9,644)
Net cash provided by (used in) financing activities	230	(379)	(5,073)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(18,412)	(5,183)	32,493
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	218,189	223,372	190,879
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$199,777	$218,189	$223,372
Supplemental disclosure of cash flow information:
Cash (paid) received during the year for:
Income taxes	$(2,367)	$(1,782)	$3,656
Supplemental disclosure of non-cash transactions:
Laxdale milestone	$—	$—	$12,000
Shares issued in settlement of Laxdale milestone payment	$—	$8,203	$—
Initial recognition of operating lease right-of-use asset	$607	$2,041	$—
Initial recognition of furniture, fixtures and equipment lease	$624	$—	$—

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S, under the brand name VASCEPA® (icosapent ethyl). The Company has launched commercial operations in certain European countries, such as the United Kingdom, or the UK, and Spain and continues pre-launch commercial activities throughout the rest of Europe. The Company’s operations outside of the U.S. and Europe are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including China and Canada.

The Company’s lead product, VASCEPA, was first approved by the U.S. Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia, or the MARINE indication. In January 2013, the Company launched 1-gram size VASCEPA in the U.S. and in October 2016, introduced a 0.5-gram capsule size. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of the Company’s long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients, or the REDUCE-IT indication.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of the Company's patents covering the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the United States Supreme Court, but the Company was unsuccessful. As a result, the following generic versions of VASCEPA have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA and have entered the U.S. market:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	N/A
Strides Pharma	September 2023	N/A	N/A
Epic Pharma	December 2023	N/A	N/A

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, in the European Union, or EU, to reduce the risk of cardiovascular events in high risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk. Collectively CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On June 1, 2023, the Company announced the National Medical Products Administration, or NMPA, granted approval for VASCEPA under the MARINE indication and launched commercially in October 2023. On February 23, 2022, the Hong Kong Department of Health concluded their evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

The Company currently has strategic collaborations to develop and commercialize VASCEPA in select territories outside the United States and Europe. Amarin is responsible for supplying VASCEPA to all markets in which the product is sold, including the United States, and Europe, as well as in countries where the drug is promoted and sold via collaboration with third-party companies that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2023, 2022 and 2021 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At December 31, 2023, the Company had total assets of $831.7 million, of which $320.7 million consisted of cash and liquid short-term investments. More specifically, the Company had current assets of $725.0 million, including cash and cash equivalents of $199.3 million, short-term investments of $121.4 million, accounts receivable, net, of $133.6 million and current inventory of $258.6 million. In addition, at December 31, 2023, the Company had long-term inventory of $77.6 million. At December 31, 2023, the Company had no debt outstanding.

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

Revenue Recognition

In accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue and licensing revenue, see Note 12—Revenue Recognition.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances at December 31, 2023 and 2022:

In thousands	December 31, 2023	December 31, 2022
Gross trade accounts receivable	$160,686	$187,418
Trade allowances	(18,834)	(44,626)
Chargebacks	(8,289)	(11,802)
Accounts receivable, net	$133,563	$130,990

Inventory

The Company states inventories at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company classifies inventory as long-term inventory when consumption of the inventory is expected beyond the next 12 months. The Company classifies finished goods expected to be sold within the next 12 months and all of VASCEPA's active pharmaceutical ingredient, or API, as current inventory. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of VASCEPA API.

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include salaries and benefits, stock-based compensation expense, and infrastructure necessary for the general conduct of the Company’s business, including those incurred as a result of the commercialization of VASCEPA in the United States and Europe.

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

The calculation of net (loss) income and the number of shares used to compute basic and diluted net (loss) earnings per share for the years ended December 31, 2023, 2022, and 2021 are as follows:

In thousands	2023	2022	2021
Net (loss) income —basic and diluted	$(59,112)	$(105,803)	$7,729
Weighted average shares outstanding—basic	407,655	401,155	395,992
Effect of dilutive securities:
Stock options	—	—	4,420
Restricted stock and restricted stock units	—	—	2,068
Weighted average shares outstanding—diluted	407,655	401,155	402,480
Net (loss) earnings per share—basic (1)	$(0.15)	$(0.26)	$0.02
Net (loss) earnings per share—diluted (1)	$(0.15)	$(0.26)	$0.02

(1) Excluding the licensing revenue change in estimate and Medicaid change in estimate, both discussed in Note 12 – Revenue Recognition, net loss per share basic and diluted for the year ended December 31, 2023 would have been $(0.21).

For the years ended December 31, 2023, 2022 and 2021, the following potentially dilutive securities were not included in the computation of net (loss) earnings per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

In thousands	2023	2022	2021
Stock options	27,956	19,182	9,926
Restricted stock and restricted stock units	11,983	14,461	3,764
Laxdale milestone shares	—	—	1,984

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

For awards with performance conditions, if the achievement of the performance conditions is deemed probable, the Company recognizes compensation expense based on the grant date fair value of the award over the requisite service period. The Company reassesses the probability of achievement of the performance conditions each reporting period. For awards with market conditions, the Company recognizes compensation expense based on the grant date fair value of the award, using the Monte Carlo Model, over the requisite service period.

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 36%, 28%, and 29%, respectively, of gross product sales for the year ended December 31, 2023 and represented 36%, 18%, and 38%, respectively, of the gross accounts receivable balance as of December 31, 2023. Customers A, B, and C accounted for 35%, 31% and 27%, respectively, of gross product sales for the year ended December 31, 2022 and represented 35%, 21%, and 39%, respectively, of the gross accounts receivable balance as of December 31, 2022. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Concentration of Suppliers

The Company has contractual freedom to source the API for VASCEPA and to procure other services supporting its supply chain and has entered into supply agreements with multiple suppliers. The Company’s supply of product for commercial sale and clinical trials is dependent upon relationships with third-party manufacturers and suppliers.

The Company cannot provide assurance that its efforts to procure uninterrupted supply of VASCEPA to meet market demand will continue to be successful or that it will be able to renew current supply agreements on favorable terms or at all. Significant alteration to or disruption or termination of the Company’s current supply chain, or the Company’s failure to enter into new and similar agreements in a timely fashion, if needed, could have a material adverse effect on its business, condition (financial and other), prospects or results of operations.

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

Foreign Currency

Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in Other income (expense), net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in Other income (expense), net in the consolidated statements of operations. Certain amounts payable are denominated in currencies other than the U.S. dollar. The Company recorded a foreign currency loss within the Other income (expense), net on the consolidated statement of operations of $2.6 million, $0.7 million and $0.6 million for each of the years ended December 31, 2023, 2022, and 2021, respectively.

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

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Shares	$123,992	$123,992	$—	$—
Money Market Fund	99,226	99,226	—	—
Agency Securities	8,912	—	8,912	—
Repo Securities	3,250	—	3,250	—
Total	$235,380	$223,218	$12,162	$—

	December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$81,870	$81,870	$—	$—
Commercial Paper	62,347	—	62,347	—
Corporate Bonds	28,416	—	28,416	—
Certificate of Deposit	9,100	—	9,100	—
Repo Securities	3,250	—	3,250	—
U.S. Treasury Shares	3,117	3,117	—	—
Agency Securities	1,554	1,554	—	—
Non-US Government	1,393	—	1,393	—
Asset Backed Securities	1,260	—	1,260	—
Total	$192,307	$86,541	$105,766	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of the purchase of 90 days or less.

The Company’s investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with original maturities greater than 90 days and maturities less than 12 months are included in short-term investments on its consolidated balance sheet. Those with remaining maturities in excess of 12 months are included in long-term investments on its consolidated balance sheet.

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the years ended December 31, 2023 and December 31, 2022 was a gain of less than $0.1 million and a loss of $0.4 million, respectively. Interest on investments is reported in interest income.

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

In June 2023, the Company approved and subsequently announced on July 18, 2023, an Organizational Restructuring Plan, or ORP, to right-size and strengthen the Company. As part of the plan, the Company completed the elimination of its entire U.S. sales field force, as well as a reduction of approximately 30% of the non-sales positions. The Company maintained its managed care and trade organization to support U.S. commercial efforts. During the year ended December 31, 2023, the Company recognized approximately $11.0 million within restructuring expense on the consolidated statement of operations related to the reduction in force, substantially all of which are cash expenditures.

The Company continued to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. As a result of the ongoing assessment, the Company recognized $39.2 million and $18.1 million during the years ended December 31, 2023 and 2022, respectively, within cost of goods sold - restructuring inventory on the consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company.

On June 6, 2022, the Company announced a Comprehensive Cost Reduction Plan, or CRP, which included an organizational restructuring plan to address the shifts within the Company’s U.S. business. As part of the plan, the Company completed a reduction of its U.S. field force from approximately 300 sales representatives to approximately 75 sales representatives. During the year ended December 31, 2022, the Company recognized approximately $9.4 million within restructuring expense on the consolidated statement of operations related to the reduction in force, substantially all of which was cash expenditures.

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

The following table sets forth the components of the Company's restructuring charges for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
In thousands	2023	2022	2021
Employee restructuring separation charges	$10,383	$9,310	$13,717
Vendor contract charges	589	4,216	—
Total restructuring expense	10,972	13,526	13,717
Restructuring inventory	39,228	18,078	—
Stock forfeitures	1,034	591	—
Total restructuring cash obligations incurred	$51,234	$32,195	$13,717

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2022	$192
Restructuring cash obligations incurred	51,234
Payments	(37,837)
Balance at December 31, 2023	$13,589

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date.

The Company has evaluated all recently issued accounting pronouncements through the date of the financial statements and found that no recently issued accounting pronouncements, when adopted, will have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)
Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. For the year ended December 31, 2023, the Company capitalized $0.3 million of costs associated with the implementation of internal-use software. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of December 31, 2023, the intangible assets have an estimated weighted-average remaining useful life of 7.0 years. The carrying value as of December 31, 2023 and 2022 is as follows:

In thousands	December 31, 2023	December 31, 2022
Technology rights	$33,188	$32,859
Accumulated amortization	(13,884)	(11,079)
Intangible asset, net	$19,304	$21,780

Amortization expense for the years ended December 31, 2023 and 2022 was $2.8 million and $2.5 million, respectively. Estimated future amortization expense as of December 31, 2023 is as follows:

In thousands
Year Ending December 31,	Amount
2024	$2,915
2025	2,915
2026	2,655
2027	2,546
2028	2,546
Thereafter	5,727
Total	$19,304

(4)
Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of December 31, 2023 and 2022 consist of the following:

In thousands	December 31, 2023	December 31, 2022
Raw materials	$155,128	$126,391
Work in process	5,373	52,297
Finished goods	175,730	213,664
Inventory (1)	$336,231	$392,352

(1) Total inventory consists of both current inventory and long-term inventory. During the year ended December 31, 2023, approximately $5.1 million of inventory was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory. During the year ended December 31, 2022 approximately $9.6 million of finished goods were expensed through cost of goods sold related to unsellable inventory not related to product dating.

As of December 31, 2023 and 2022, the Company had $77.6 million and $163.6 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle of 12 months.

(5)
Property, Plant and Equipment

Property, plant and equipment as of December 31, 2023 and 2022 consists of the following:

In thousands	Useful Life (in years)	December 31, 2023	December 31, 2022
Furniture and fixtures	5	$432	$1,633
Leasehold improvements	lesser of useful life or lease term	217	869
Software	3 - 5	617	617
Computer equipment	3 - 5	227	227
Property, plant and equipment		1,493	3,346
Accumulated depreciation and amortization		(1,379)	(2,472)
Property, plant and equipment, net		$114	$874

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of the fixed asset over its estimated useful life. Depreciation expense for the year ended December 31, 2023 was $0.2 million and for the years ended December 31 2022, and 2021 was $0.6 million, respectively. Upon retirement or sale of assets, the cost of the assets disposed and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is credited or expensed to operations. Repairs and maintenance costs are expensed as incurred.

(6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2023 and 2022:

In thousands	December 31, 2023	December 31, 2022
Payroll and payroll-related expenses	$18,942	$20,302
Sales and marketing accruals	1,009	1,672
Accrued revenue allowances	145,034	134,869
Accrued restructuring	13,589	192
All other	25,600	35,643
Accrued expenses and other current liabilities	$204,174	$192,678

(7)
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

As has been a practice in the generic pharmaceutical industry, on April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the United States District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. The DRL complaints also includes a related state law tortious interference claim. Damages sought include recovery for alleged economic harm to Dr. Reddy’s and to Hikma respectively, treble damages, other costs and fees and injunctive relief against the alleged violative activities. Amarin believes it has valid defenses and will vigorously defend against the claims. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

In March 2021, Amarin received a civil investigative demand, or CID, from the U.S. Federal Trade Commission and a subpoena from the New York Attorney General with respect to information on the same antitrust topic covered in the Dr. Reddy's litigation. Similarly, in June 2020, the Company received a CID from the U.S. Department of Justice, or the DOJ, informing Amarin that the DOJ is investigating whether aspects of its promotional speaker programs and copayment waiver program during the period from January 1, 2015 to the present violated the U.S. Anti-Kickback Statute and the U.S. Civil False Claims Act, in relation to the sale and marketing of VASCEPA by the Company and its previous co-marketing partner, Kowa Pharmaceuticals America, Inc. Amarin is cooperating with the government agencies regarding these two investigations, or the Investigations, and concluded document production and interrogatory responses in mid-2023. We cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on the Company’s business.

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

Lawsuits	Civil Action #	Direct/Indirect Purchasers
Uniformed Fire Officers Association Family Protection Plan Local 854	21-12061	Indirect Purchaser
Uniformed Fire Officers Association for Retired Fire Officers Family Protection Plan	21-12061	Indirect Purchaser
The International Union of Operating Engineers Locals 137, 137A, 137B, 137C, 137R	21-12416	Indirect Purchaser
KPH Healthcare Services, Inc.	21-12747	Direct Purchaser
Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund	21-13009	Indirect Purchaser
Teamsters Health & Welfare Fund of Philadelphia and Vicinity	21-13406	Indirect Purchaser

Such antitrust litigation and antitrust investigations can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company cannot predict when these matters will be resolved, their outcome or their potential impact on the Company’s business. If a government determines that Amarin has violated antitrust law, the Company could be subject to significant civil fines and penalties.

The Company intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

Litigation – Other

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against Amarin Corporation plc, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). A subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the Company's ANDA litigation described above and the risk that certain of the Company's patents related to the MARINE indication would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. In October 2022, the court consolidated the cases and appointed a lead plaintiff for the putative class. On January 13, 2023, lead plaintiff filed an amended complaint that also named the former general counsel, and again alleged that the Company made false statements regarding the ANDA Litigation as well as about the REDUCE-IT indication and VASCEPA’s financial prospects resulting from REDUCE-IT. All Defendants have moved to dismiss the amended complaint and the motion remains pending. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. As of the date of filing this Annual Report, the Company has a total of approximately $37.0 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. In addition, the Company has total obligations of $186.5 million contingent on either certain suppliers obtaining regulatory approval in Europe or pricing reimbursement in certain European countries not occurring by June 30, 2024.

During 2023, the Company determined that it was probable that the Company would not be able to obtain pricing reimbursement in certain countries outlined within renegotiated supply agreements by June 30, 2024. The Company's reasonable estimate of the liability is a range between $8.0 million and $15.8 million, with no amount within that range a better estimate than any other amount; accordingly, an $8.0 million provision was recognized in cost of goods sold - restructuring inventory on the consolidated statement of operations. The ultimate resolution of the matter could result in up to an additional $7.8 million of the amount accrued.

On March 26, 2021, the EC approved the marketing authorization application for VAZKEPA. Under the 2004 share repurchase agreement with Laxdale upon receipt of pricing approval in Europe for the first indication for VASCEPA (or first indication of any product containing intellectual property acquired from Laxdale in 2004), the Company was obligated to make an aggregate stock or cash payment to the former shareholders of Laxdale (at the sole option of each of such former shareholders) of £7.5 million. On July 13, 2022 in connection with the United Kingdom's National Institute for Health and Care Excellence, or NICE's, final guidance for reimbursement of VAZKEPA and use across the National Health Service, or NHS, in England and Wales, representing receipt of marketing approval in Europe for the first indication for VAZKEPA, the Company became obligated to make the aggregate milestone payment of £7.5 million to Laxdale’s former shareholders (in either stock or cash at the election of each shareholder). As of December 31, 2023, the Company has settled the first European indication approval milestone through issuance of stock and cash payments based on the respective shareholder's election.

Also under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholder) of £5.0 million (approximately $6.4 million as of December 31, 2023) for the potential market approval.

The Company has no provision for any of these obligations, except the $8.0 million provision noted above, since the amounts are either not paid or payable as of December 31, 2023.

(8)
Equity

Common Stock

On January 10, 2024, the Company announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's ordinary shares held in the form of American Depository Shares. The implementation of the share repurchase program will require shareholder approval as well as UK High Court approval, as required under UK company law.

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

During the years ended December 31, 2023 and 2022, other than as described elsewhere in this Annual Report on Form 10-K, including in the Notes to Consolidated Financial Statements, the Company did not engage in any transactions involving its common stock. Refer to Incentive Equity Awards below for discussion of ordinary shares issued as a result of stock option exercises and the vesting of restricted stock units. Refer to Note 9—Stock Incentive Plans and Stock Based Compensation for discussion of shares issued under the Company’s employee stock purchase plan.

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

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the 2020 Plan as of December 31, 2023:

December 31, 2023
Outstanding stock options	27,956,138
% of outstanding shares on a fully diluted basis	6%
Outstanding RSUs	11,983,101
% of outstanding shares on a fully diluted basis	3%

The following table represents equity awards activity during the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Common shares issued for stock option exercises	1,239,763	33,303
Gross and net proceeds from stock option exercises	$1,882,001	$59,686
Common shares issued in settlement of vested RSUs	3,890,395	1,940,371
Shares retained for settlement of employee tax obligations ─ RSUs	1,187,251	500,064
Common shares issued in settlement of vested Performance-Based RSUs (1)	358,440	—
Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	143,120	—

(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions. These performance-based RSUs will primarily vest over a three-year period based on continuous service from the grant date.

During the years ended December 31, 2023 and 2022, the Company granted a total of 5,456,800 and 3,065,000 stock options, respectively, and 8,227,800 and 9,069,500 RSUs, respectively, to employees under the Plans. The RSUs typically vest annually over a three- or four-year period and the stock options typically vest quarterly over a four-year period. Also during 2023 and 2022, the Company granted a total of 1,368,800 and 1,919,500 RSUs, respectively, to employees under the Plans that vest upon the achievement of specified performance conditions.

In addition to the grants noted above, in connection with the implementation of a retention program in July 2023, the Company granted a total of 3,978,300 stock options to employees under the 2020 Plan. The options vest 50% on both January 1, 2024 and January 1, 2025, respectively. Also in July 2023, the Company granted 5,000,000 stock options to Patrick Holt in connection with his appointment as President and Chief Executive Officer, which will vest upon achievement of specified stock price conditions for the Company.

During the years ended December 31, 2023 and 2022, the Company granted a total of 3,853,025 and 1,973,124 stock options, respectively, and 1,392,257 and 1,597,955 RSUs, respectively, to members of the Company’s Board of Directors under the Plans. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

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

Stock Options

Under the terms of the Plans, stock options typically vest over a four-year period and expire after a 10-year term. The stock options are granted at an exercise price equal to the closing price of the Company’s American Depositary Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2023:

In thousands (except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	19,182	$5.80
Granted	18,363	1.27
Forfeited	(8,221)	4.85
Expired	(128)	7.54
Exercised	(1,240)	1.50
Outstanding as of December 31, 2023	27,956	3.21	7.3 years	$131
Exercisable as of December 31, 2023	12,333	5.72	4.4 years	$-
Vested and expected to vest as of December 31, 2023	27,114	3.35	6.6 years	$113
Available for future grant as of December 31, 2023	22,984

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023, 2022, and 2021 was $1.27, $2.56, and $5.12, respectively. The total grant date fair value of options vested during the years ended December 31, 2023, 2022, and 2021 was $8.2 million, $16.6 million, and $21.1 million, respectively. Included within the above table is the 5,000,000 market-based stock option award with a weighted average grant date fair value of $0.37.

During the years ended December 31, 2023, 2022 and 2021, the Company received proceeds from the exercise of options of $1.9 million, $0.1 million, and $2.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $0.4 million, nominal and $4.9 million, respectively, calculated as the difference between the quoted stock price of the Company’s common stock as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2023, options have $11.7 million of unrecognized stock-based compensation expense with such expense expected to be recognized over a weighted-average period of approximately 2.8 years.

The fair value of stock options on the date of grant was estimated using the Black-Scholes option pricing model except for the market-based option awards which used the Monte Carlo option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, which include:

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
•
Expected volatility: Expected stock price volatility for the Black-Scholes model was calculated based on the historical volatility of the Company’s common stock over the expected life of the option. For the Monte Carlo model, expected stock price volatility was calculated based on the historical volatility of both the Company's common stock and comparable company's common stock over the expected life of the option.

For 2023, 2022, and 2021, the Company used the following assumptions to estimate the fair value of share-based payment awards under the Black-Scholes model:

	2023	2022	2021
Risk-free interest rate	3.59% - 4.72%	1.64% - 4.35%	0.53% - 1.36%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	101% - 104%	96% - 101%	96% - 99%

The Company used the following assumptions to estimate the fair value of share-based payment awards under the Monte Carlo model in 2023:

2023
Risk-free interest rate	4.06% - 4.09%
Expected dividend yield	0.00%
Expected option life (years)	9
Expected volatility	42.5% - 43.00%

Employee stock options generally require future service and vest ratably over a four-year service period and are settled by the issuance of new common shares. The grant date fair value of the stock options, net of an estimated forfeiture rate is amortized straight-line over the awards’ vesting periods or respective requisite service periods and is adjusted for actual forfeitures over such period. The Company recorded compensation expense in relation to stock options of $6.8 million, $14.8 million and $23.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The following table presents the restricted stock unit activity for the year ended December 31, 2023:

In thousands (except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	14,461	3.98
Granted	11,048	1.73
Vested	(4,249)	3.91
Forfeited	(9,057)	2.85
Expired	(220)	16.87
Outstanding as of December 31, 2023	11,983	$1.70

The Company recorded compensation expense in relation to restricted stock units of $9.8 million, $11.4 million and $13.9 million, for the years ended December 31, 2023, 2022, and 2021, respectively. The total grant date fair value of restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 was $16.3 million, $14.3 million and $23.8 million, respectively. As of December 31, 2023, restricted stock units have $14.9 million of unrecognized stock-based compensation expense with such expense to be recognized over a weighted-average period of approximately 1.8 years.

The following table presents the stock-based compensation expense related to stock-based awards for the years ended December 31, 2023, 2022, and 2021:

In thousands	2023	2022	2021
Research and development	$4,187	$4,465	$4,327
Selling, general and administrative	12,493	22,339	32,305
Restructuring	(1,034)	(591)	306
Stock-based compensation expense	$15,646	$26,213	$36,938

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

For the offering periods ended on the last business day on or before each of May 31, 2023 and November 30, 2023, the Company issued 205,861 shares and 113,749 shares, respectively, at a purchase price of $1.01 per share and $0.66 per share, respectively.

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

As of December 31, 2023, 1,041,967 shares were reserved for future issuance under the ESPP.

(10)
Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $8.9 million and $8.2 million as of December 31, 2023 and 2022, respectively. The Company recognized interest related to uncertain tax positions of $0.7 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. No penalties have been recognized in conjunction with these positions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

In thousands	2023	2022	2021
Beginning uncertain tax benefits	$18,715	$22,040	$24,034
Prior year—increases	—	—	16
Prior year—decreases	(2,261)	(9,107)	(2,248)
Current year—increases	2,204	5,782	238
Ending uncertain tax benefits	$18,658	$18,715	$22,040

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2023:

Jurisdiction	Tax Years
United States—Federal	2018-2023
United States—State	2018-2023
Ireland	2019-2023
United Kingdom	2022-2023

The Company does not expect any gross liabilities to expire in 2024 based on statutory lapses or audits.

The components of (loss) income from operations before taxes were as follows for the years ended December 31, 2023, 2022 and 2021:

In thousands	2023	2022	2021
United States	$15,881	$5,358	$10,222
Ireland and United Kingdom	(85,177)	(112,527)	(4,368)
Other	15,626	3,364	5,437
Total (loss) / income before taxes	$(53,670)	$(103,805)	$11,291

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the years ended December 31, 2023, 2022 and 2021:

In thousands	2023	2022	2021
Current:
United States—Federal	$1,597	$562	$2,690
United States—State	243	573	716
Foreign	3,602	863	156
Total current	$5,442	$1,998	$3,562
Deferred:
United States—Federal	9,927	(3,721)	5,222
United States—State	(934)	284	(3,057)
Foreign	(15,408)	(1,646)	(1,619)
Change in valuation allowance	6,415	5,083	(546)
Total deferred	$—	$—	$—
Provision for income taxes	$5,442	$1,998	$3,562

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for the years ended December 31, 2023, 2022 and 2021:

In thousands	2023	2022	2021
Benefits from taxes at statutory rate	$(13,418)	$(25,952)	$2,823
Rate differential	8,042	9,141	(4,416)
Change in valuation reserves	6,415	5,083	(546)
Nondeductible employee compensation	31	2,344	5,249
Stock option/RSU windfall	4,500	3,569	81
ISO disqualifying disposition windfall	—	—	(219)
Research and development credits	(376)	(958)	(1,170)
Tax return to provision adjustments	4,187	424	(8,372)
Foreign exchange	(2,921)	7,859	4,109
Permanent and other	141	(1,542)	863
Uncertain tax positions	780	(3,290)	5,160
Foreign-derived intangible income	(1,939)	(2,935)	—
Loss of tax attributes	—	8,255	—
Provision for income taxes	$5,442	$1,998	$3,562

The Company is subject to a corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2023, 2022, and 2021, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provisions for income taxes for the years ended December 31, 2023, 2022 and 2021 includes nil, $0.6 million and $0.1 million of excess tax benefits, respectively, arising from share-based payments during the period.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2023 and 2022 is as follows:

In thousands	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$154,086	$136,862
Stock-based compensation	9,929	11,616
Tax credits	2,409	2,639
Capitalized R&D	—	4,723
Lease liability	1,971	2,583
Other reserves and accrued liabilities	7,916	11,895
Gross deferred tax assets	176,311	170,318
Less: valuation allowance	(171,793)	(165,378)
Total deferred tax assets	4,518	4,940
Deferred tax liabilities:
Depreciation and amortization	(3,050)	(3,337)
Lease asset	(1,468)	(1,603)
Total deferred tax liabilities	(4,518)	(4,940)
Net deferred tax assets	$—	$—

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more-likely-than-not that the Irish, U.S., Germany, and Israeli net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The following table reflects the activity in the valuation allowance for the years ended December 31, 2023 and 2022:

In thousands	2023	2022
Beginning valuation allowance	$165,378	$160,295
Increase as reflected in income tax expense	3,494	12,942
Foreign exchange	2,921	(7,859)
Ending valuation allowance	$171,793	$165,378

During 2023, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts expected to result in future income and deductions under local law, primarily as it relates to Irish net operating losses and deferred taxes for stock compensation. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets.

The Company has combined U.S. and non-U.S. net operating loss carryforwards of $959.9 million, which do not expire. The total net operating loss carryforwards increased by approximately $125.6 million from the prior year primarily as a result of current year loss generated by the Company’s U.S. and non-U.S. subsidiaries, the impact of foreign exchange rate changes and adjustments to reconcile to the amount reported on the filed 2021 foreign tax returns. In addition, the Company has U.S. Federal tax credit carryforwards of $8.6 million and state tax credit carryforwards of $3.5 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire between 2025 and 2043, may be used to offset future taxable income, if any.

As of December 31, 2023, there are no earnings that have been retained indefinitely for reinvestment by foreign subsidiary; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings or the recovery of the Company’s investment in its subsidiaries as the amount of the related unrecognized deferred income tax liability is zero.

The Company's and its subsidiaries' income tax returns are periodically examined by various taxing authorities. The Company is currently under audit by the IRS for the Company’s 2018 U.S. income tax return and by the New York Department of Finance for the years 2018 and 2019. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company's consolidated financial position or results of operations.

(11)
Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The

Company recognized $2.7 million, $1.7 million and $1.9 million of related compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively.

(12)
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

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, Medicare, other government agencies and various private organizations, or collectively, Third-party Payors, so that VASCEPA will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s distributors and (iv) information obtained from other third parties regarding the payor mix for VASCEPA. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. For the year ended December 31, 2023, the Company recognized $15.1 million related to a change in estimate primarily for the Medicaid rebate provision as a result of a change in the percentage of business within the Medicaid segment, with a related reduction in net loss by $15.1 million in the year ended December 31, 2023. Excluding this change in estimate, net loss per share basic and diluted for the year ended December 31, 2023 would have been $(0.18).

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2023 and 2022:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2022	$86,636	$184,756	$8,089	$2,745	$282,226
Provision related to current period sales	96,340	676,816	2,347	26,612	802,115
Provision related to prior period sales	—	592	—	—	592
Credits/payments made for current period sales	(54,952)	(548,783)	—	(24,671)	(628,406)
Credits/payments made for prior period sales	(83,398)	(177,288)	(1,690)	(2,630)	(265,006)
Balance as of December 31, 2022	44,626	136,093	8,746	2,056	191,521
Provision related to current period sales	90,806	726,119	2,199	16,561	835,685
Provision related to prior period sales	(897)	(16,337)	(250)	106	(17,378)
Credits/payments made for current period sales	(71,972)	(593,584)	(1,744)	(14,658)	(681,958)
Credits/payments made for prior period sales	(43,729)	(109,258)	(1,219)	(2,163)	(156,369)
Balance as of December 31, 2023	$18,834	$143,033	$7,732	$1,902	$171,501

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. During the three months ended June 30, 2023, the Company adjusted the measure of performance and recognized an additional $5.0 million and $5.3 million of license revenue relating to Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, and HLS Therapeutics Inc., or HLS, respectively. Excluding this change in estimate, net loss per share basic and diluted for the year ended December 31, 2023 would have been $(0.17). Refer to Note 8—Development, Commercialization and Supply Agreements for further details.

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

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

(13)
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

In January 2023, 2022 and 2021, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million, in each of such periods, to Mochida, which was recorded as research and development expense in the consolidated statement of operations.

Out-licenses

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding related to the development and commercialization of VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or collectively, the China Territory. Under the terms of the DCS Agreement, the Company granted to Edding an exclusive (including as to the Company) license with the right to sublicense development and commercialization of VASCEPA in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and REDUCE-IT clinical trials of VASCEPA.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million upfront payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority, and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which was used to seek regulatory approval in Mainland China. The Company received approval of VASCEPA under the REDUCE-IT indication in Hong Kong in February 2022 and under the MARINE indication in Mainland China in the second quarter of 2023. Following approval of VASCEPA in Mainland China under the MARINE indication, the Company received a non-refundable $5.0 million milestone payment. In October 2023, Edding submitted its CTA with respect to the REDUCE-IT indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company recognized a non-refundable $3.0 million milestone.

In addition to the non-refundable, upfront and regulatory milestone payments described above, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $145.0 million as well as tiered double-digit percentage royalties on net sales of VASCEPA in the China Territory escalating to the high teens. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $2.0 million to $15.0 million for a total of $25.0 million. As of

December 31, 2023 the Company has recognized $9.0 million relating to milestone achievements. Achievement of regulatory approval for a third indication is not probable. The achievement of sales-based milestone events occur when annual aggregate net sales of VASCEPA in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

The transaction price includes the $15.0 million upfront consideration received, the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication, the $5.0 million milestone payment received related to the approval of VASCEPA under the MARINE indication and the $3.0 million milestone payment related to the submission of the CTA for the REDUCE-IT indication. None of the other clinical or regulatory milestones has been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the second quarter of 2023, Edding received regulatory approval in China under the MARINE indication and pursuit of additional indications outside of the REDUCE-IT indication is not probable. As a result, the Company reevaluated the performance period and determined that completion of the remaining performance obligations was estimated to be by the end of December 2025. The effect of this change in estimate from the previously received upfront payment and prior year milestone payments was an increase of $5.0 million in licensing revenue and a related reduction in net loss by $5.0 million for the year ended December 31, 2023. In addition, the Company recognized $3.9 million related to the milestone payment received in the second quarter for the MARINE indication approval and the remaining $1.1 million will be recognized over the remaining performance period through December 2025. The change in estimate resulted in the remaining performance period decreasing from 11 years to three years for recognizing the remaining deferred revenue.

During the years ended December 31, 2023 and 2022, the Company recognized $12.9 million and $0.6 million, respectively, as licensing revenue related to the upfront and milestone payments received in connection with the Edding agreement. From contract inception through December 31, 2023 and 2022, the Company recognized $20.6 million and $7.7 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by the Company to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $4.4 million and $9.3 million is recorded in deferred revenue as of December 31, 2023 and 2022, respectively, on the consolidated balance sheets and as of December 31, 2023 will be recognized as revenue over the remaining period of two years.

The Company recognized net product revenue of $1.8 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, related to sales to Edding.

Biologix FZCo

In March 2016, the Company entered into an agreement with Biologix FZCo, or Biologix, a company incorporated under the laws of the United Arab Emirates, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, the Company granted to Biologix a non-exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Upon closing of the agreement, the Company received a non-refundable upfront payment, which will be recognized as revenue over 10 years commencing upon first marketing approval of VASCEPA in the territory. The Company is entitled to receive all payments based on total product sales and pays Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price.

The Company received approval of VASCEPA under the MARINE and REDUCE-IT indications in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	N/A
Bahrain	April 2021	April 2022	N/A
Kuwait	December 2021	March 2023	September 2023
Saudi Arabia	March 2022	June 2023	September 2023

The Company recognized net product revenue of approximately $3.4 million and $1.0 million as of December 31, 2023 and 2022, respectively, related to sales to Biologix.

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

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million upfront payment, and received the remaining half on the six-month anniversary of the closing. Following achievement of the REDUCE-IT trial primary endpoint, which was announced in September 2018, the Company received a non-refundable $2.5 million milestone payment. Following approval from Health Canada in December 2019, the Company received a non-refundable milestone payment of $2.5 million in February 2020. In addition, in January 2020, HLS obtained regulatory exclusivity from the Office of Patented Medicines and Liaison, or OPML, as a result the Company received a non-refundable $3.8 million milestone payment. In addition to the non-refundable, upfront and regulatory milestone payments just described, the Company is entitled to receive certain sales-based milestone payments of up to an additional $50.0 million, as well as tiered double-digit royalties on net sales of VASCEPA in Canada.

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

The transaction price includes the $5.0 million upfront consideration, the $2.5 million milestone related to the achievement of the REDUCE-IT trial primary endpoint, the $2.5 million milestone related to obtaining approval from Health Canada and $3.8 million milestone related to obtaining regulatory exclusivity from the OPML. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the second quarter of 2023, the Company concluded support for regulatory activities and pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2023, resulting in a decrease of the previous performance period of eight years. The effect of this change in estimate was the remaining transaction price of $5.3 million being recognized in licensing revenue and a related reduction in net loss by $5.3 million during the year ended December 31, 2023 from the previously received upfront payment and prior year milestone payments.

During the years ended December 31, 2023 and 2022, the Company recognized $5.6 million and $0.7 million, respectively, as licensing revenue related to upfront and milestone payments received in connection with the HLS agreement. From the contract’s inception through December 31, 2023 and 2022, the Company has recognized $13.7 million and $8.2 million, respectively. Licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. As of December 31, 2022 the remaining transaction price of $5.6 million is recorded in deferred revenue on the consolidated balance sheets. The Company fully recognized the transaction price as of December 31, 2023.

The Company recognized net product revenue of $3.1 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, related to sales to HLS.

CSL Seqirus

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. The Company received an upfront payment of $0.5 million which was fully recognized during the first quarter of 2023. In addition to the upfront payment, the Company will be eligible to receive event-related milestone payments of approximately $8.0 million and additional product-related milestone payments of approximately $4.0 million. The Company will be responsible for supplying finished product to CSL Seqirus at a price that is the greater of (i) a fixed transfer price, or (ii) a fixed percentage of the net selling price, as defined in the CSL agreement.

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

The transaction price includes the $0.5 million upfront consideration. Any consideration related to event-based or product-based milestones will be recognized when the related milestone events occur and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the year ended December 31, 2023, the Company recognized $0.5 million as licensing revenue related to the upfront payment received in connection with the CSL agreement (none in 2022).

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

The transaction price includes the $0.3 million upfront consideration. Any consideration related to event-based or product-based milestones will be recognized when the related milestone events occur and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the year ended December 31, 2023, the Company recognized $0.3 million as licensing revenue related to the upfront payment received in connection with the Lotus agreement (none in 2022).

The following table presents changes in the balances of the Company’s contract assets and liabilities for years ended December 31, 2023 and 2022:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2023:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$15,346	$8,090	$(18,586)	$4,850

Year ended December 31, 2022:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$16,709	$6	$(1,369)	$15,346

During the years ended December 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Twelve Months Ended December 31,
Revenue recognized in the period from:	2023	2022
Amounts included in contract liability at the beginning of the period	$1,892	$1,366
Performance obligations satisfied in previous periods	$16,182	$2

(15)
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

In addition to the real estate leases, the Company continually enters into leases agreements for various vehicles with terms ranging from month to month up to 36 months.

The operating lease liability is $10.6 million and $11.6 million and the operating lease right-of-use asset is $8.3 million and $9.1 million, as of December 31, 2023 and 2022, respectively.

The lease expense for the years ended December 31, 2023, 2022 and 2021 is approximately $3.2 million, $2.8 million and $2.2 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of December 31, 2023:

Undiscounted lease payments ($000s)
2024	$2,967
2025	2,292
2026	2,181
2027	1,964
2028	1,978
2029 and thereafter	3,273
Total undiscounted payments	$14,655
Discount Adjustments	$(4,048)
Current operating lease liability	1,870
Long-term operating lease liability	$8,737

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

The components of lease income are as follows:

For the Year Ended December 31,
2023
Interest income from sales-type leases	$61
Operating lease income	912
Loss recognized at commencement date of sales type lease	(61)
Total	$912

Future minimum sales type lease and operating lease receivables as of December 31, 2023 are as follows:

	Sales-Type Leases	Operating Leases
2024	$117	$1,006
2025	119	1,029
2026	122	1,051
2027	125	1,073
2028	127	1,096
2029 and thereafter	218	1,878
Total	$828	$7,133