Form 10-Q
period 2024-03-31
AMARIN CORP PLC\UK
filed 2024-05-01
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

410,868,659 common shares were outstanding as of April 26, 2024, including 402,066,926 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 8,801,733 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$213,944	$199,252
Restricted cash	525	525
Short-term investments	94,235	121,407
Accounts receivable, net	115,806	133,563
Inventory	255,280	258,616
Prepaid and other current assets	8,142	11,618
Total current assets	687,932	724,981
Property, plant and equipment, net	81	114
Long-term inventory	74,225	77,615
Operating lease right-of-use asset	7,876	8,310
Other long-term assets	1,324	1,360
Intangible asset, net	18,575	19,304
TOTAL ASSETS	$790,013	$831,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,600	$52,762
Accrued expenses and other current liabilities	154,440	204,174
Current deferred revenue	2,341	2,341
Total current liabilities	224,381	259,277
Long-Term Liabilities:
Long-term deferred revenue	2,108	2,509
Long-term operating lease liability	8,389	8,737
Other long-term liabilities	9,199	9,064
Total liabilities	244,077	279,587
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 421,270,432 shares issued, 410,735,780 shares outstanding as of March 31, 2024; 418,141,295 shares issued, 408,824,093 shares outstanding as of December 31, 2023	304,742	302,756
Additional paid-in capital	1,902,698	1,899,456
Treasury stock; 10,534,652 shares as of March 31, 2024; 9,317,202 shares as of December 31, 2023	(65,188)	(63,752)
Accumulated deficit	(1,596,316)	(1,586,363)
Total stockholders’ equity	545,936	552,097
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$790,013	$831,684

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023
Product revenue, net	$55,156	$84,654
Licensing and royalty revenue	1,363	1,321
Total revenue, net	56,519	85,975
Less: Cost of goods sold	24,615	25,794
Less: Cost of goods sold - restructuring inventory	—	12,254
Gross margin	31,904	47,927
Operating expenses:
Selling, general and administrative	39,889	59,587
Research and development	5,598	5,681
Total operating expenses	45,487	65,268
Operating loss	(13,583)	(17,341)
Interest income, net	3,383	2,221
Other income, net	1,545	624
Loss from operations before taxes	(8,655)	(14,496)
Provision for income taxes	(1,298)	(1,964)
Net loss	$(9,953)	$(16,460)
Loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Weighted average shares:
Basic	410,146	406,177
Diluted	410,146	406,177

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2023	418,141,295	(9,317,202)	302,756	1,899,456	(63,752)	(1,586,363)	552,097
Exercise of stock options	9,500	—	6	4	—	—	10
Vesting of restricted stock units	3,119,637	(1,217,450)	1,980	(1,980)	(1,436)	—	(1,436)
Stock-based compensation	—	—	—	5,218	—	—	5,218
Loss for the period	—	—	—	—	—	(9,953)	(9,953)
March 31, 2024	421,270,432	(10,534,652)	304,742	1,902,698	(65,188)	(1,596,316)	545,936

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Exercise of stock options	1,232,263	—	744	1,127	—	—	1,871
Vesting of restricted stock units	2,514,948	(827,523)	1,539	(1,539)	(1,507)	—	(1,507)
Stock-based compensation	—	—	—	5,556	—	—	5,556
Loss for the period	—	—	—	—	—	(16,460)	(16,460)
March 31, 2023	416,080,298	(8,814,354)	$301,285	$1,890,496	$(63,277)	$(1,543,711)	$584,793

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,953)	$(16,460)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	33	63
Accretion of investments	(1,547)	(907)
Stock-based compensation	5,218	5,556
Amortization of intangible asset	729	702
Changes in assets and liabilities:
Accounts receivable, net	17,757	(2,246)
Inventory	6,726	22,809
Prepaid and other current assets	3,476	(386)
Other long-term assets	36	(556)
Interest receivable	—	(16)
Deferred revenue	(401)	(445)
Accounts payable and other current liabilities	(34,896)	(15,237)
Other long-term liabilities	221	115
Net cash used in operating activities	(12,601)	(7,008)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	62,000	32,913
Purchases of securities	(33,281)	(52,523)
Net cash provided by (used in) investing activities	28,719	(19,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10	1,871
Taxes paid related to stock-based awards	(1,436)	(1,507)
Net cash (used in) provided by financing activities	(1,426)	364
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	14,692	(26,254)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	199,777	218,189
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$214,469	$191,935
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$29	$38
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$81	$446
Initial recognition of furniture, fixtures and equipment lease	$—	$624

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S., under the brand name VASCEPA® (icosapent ethyl), or VASCEPA. The Company has launched commercial operations in certain European countries, such as the United Kingdom, or the UK, and Spain and continues pre-launch commercial activities throughout the rest of Europe. The Company’s operations outside of the U.S. and Europe are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including China and Canada.

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	N/A
Strides Pharma	September 2023	N/A	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc.	December 2023	April 2024	April 2024

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

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On June 1, 2023, the Company announced the National Medical Products Administration, or NMPA, granted approval for VASCEPA under the MARINE indication in China and the Company's partner launched commercially in October 2023. On February 23, 2022, the Hong Kong Department of Health concluded its evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Form 10-K, filed with the SEC. The balance sheet amounts in this report were derived from the Company’s audited consolidated financial statements included in the Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2024, the Company had total assets of $790.0 million, of which $308.2 million consisted of cash and short-term investments. More specifically, the Company had current assets of $687.9 million, including cash and cash equivalents of $213.9 million, short-term investments of $94.2 million, accounts receivable, net, of $115.8 million and current inventory of $255.3 million. In addition, as of March 31, 2024, the Company had long-term inventory of $74.2 million. As of March 31, 2024, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2024 and December 31, 2023:

In thousands	March 31, 2024	December 31, 2023
Gross trade accounts receivable	$137,028	$160,686
Trade allowances	(13,261)	(18,834)
Chargebacks	(7,961)	(8,289)
Accounts receivable, net	$115,806	$133,563

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
In thousands	2024	2023
Net loss—basic and diluted	$(9,953)	$(16,460)
Weighted average shares outstanding—basic and diluted	410,146	406,177
Net loss per share—basic and diluted	$(0.02)	$(0.04)

For the three months ended March 31, 2024 and 2023, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended March 31,
In thousands	2024	2023
Stock options	29,492	19,639
Restricted stock and restricted stock units	14,828	18,568

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term and long-term investments in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 28%, 35%, and 29%, respectively, of gross product sales for the three months ended March 31, 2024, and represented 37%, 31%, and 22%, respectively, of the gross accounts receivable balance as of March 31, 2024. Customers A, B, and C accounted for 29%, 38%, and 27%, respectively, of gross product sales for the three months ended March 31, 2023 and represented 36%, 40%, and 20%, respectively, of the gross accounts receivable balance as of March 31, 2023. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$122,759	$122,759	$—	$—
U.S. Treasury Securities	112,410	112,410	—	—
Repo Securities	3,250	—	3,250	—
Total	$238,419	$235,169	$3,250	$—

	December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Shares	$123,992	$123,992	$—	$—
Money Market Fund	99,226	99,226	—	—
Agency Securities	8,912	—	8,912	—
Repo Securities	3,250	—	3,250	—
Total	$235,380	$223,218	$12,162	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the three months ended March 31, 2024 and 2023 was losses of less than $0.1 million and $0.2 million, respectively. Interest on investments is reported in interest income.

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

Restructuring

The Company identifies a restructuring event as a program that is planned and controlled by management, and materially changes either the scope of the Company's business or the manner in which that business is conducted. The accounting for involuntary termination benefits that are provided pursuant to a one-time benefit arrangement are accounted for under ASC 420 – Exit or Disposal Cost Obligations, whereas involuntary termination benefits that are part of an ongoing written or substantive plan are accounted for under ASC 712 – Compensation – Nonretirement Postemployment Benefits. The Company accrues a liability for termination benefits under ASC 712 when it is probable that a liability has been incurred and the amount can be reasonably estimated and under ASC 420 when the termination benefits are communicated.

In June 2023, the Company approved and subsequently announced on July 18, 2023, an Organizational Restructuring Plan, or ORP, to right-size and strengthen the Company. As part of the plan, the Company completed a reduction of its entire U.S. sales field force, as well as a reduction of approximately 30% of its non-sales positions. The Company maintained its managed care and trade organization to support U.S. commercial efforts. During the year ended December 31, 2023, the Company recognized approximately $11.0 million within restructuring expense on the condensed consolidated statement of operations related to the reduction in forces.

The Company continued to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. As a result of the ongoing assessment, the Company recognized $12.3 million during the three months ended March 31, 2023, within cost of goods sold - restructuring inventory on the condensed consolidated statement of operations (none as of March 31, 2024). The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company.

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2023	$13,589
Costs incurred	—
Payments	(2,878)
Balance at March 31, 2024	$10,711

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

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of March 31, 2024, the intangible asset has an estimated weighted-average remaining useful life of 6.8 years. The carrying value as of March 31, 2024 and December 31, 2023 is as follows:

In thousands	March 31, 2024	December 31, 2023
Technology rights	$33,188	$33,188
Accumulated amortization	(14,613)	(13,884)
Intangible asset, net	$18,575	$19,304

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of March 31, 2024 and December 31, 2023 consist of the following:

In thousands	March 31, 2024	December 31, 2023
Raw materials	$154,780	$155,128
Work in process	20,522	5,373
Finished goods	154,203	175,730
Total inventory (1)	$329,505	$336,231

(1) Total inventory consists of both current inventory and long-term inventory. During the three months ended March 31, 2024, approximately $1.5 million of inventory was expensed through cost of goods sold for product dating inventory. During the three months ended March 31, 2023, approximately $2.3 million of finished goods was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory.

As of March 31, 2024 and December 31, 2023, the Company had $74.2 million and $77.6 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle of 12 months.

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

As has been a practice in the generic pharmaceutical industry, on April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the United States District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. On March 28, 2024, Teva Pharmaceuticals USA, Inc., or Teva, filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil action No. 24-cv-04341 alleging various antitrust violations analogous to those made by Dr. Reddy’s and Hikma. The Company filed a motion to dismiss the Teva complaint in April 2024, the motion remains pending. The complaints also include a related state law tortious interference claim. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, Hikma and Teva respectively, treble damages, other costs and fees and injunctive relief against the alleged violative activities. Amarin believes it has valid defenses and will vigorously defend against the claims. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

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

Lawsuits	Civil Action #	Direct/Indirect Purchasers
Uniformed Fire Officers Association Family Protection Plan Local 854 & Uniformed Fire Officers Association for Retired Fire Officers Family Protection Plan	21-12061	Indirect Purchaser
Board of Trustees of Heavy and General Laborers’ Local Unions 472 and 172 of N.J. Welfare Fund	12-14639	Indirect Purchaser
The International Union of Operating Engineers Locals 137, 137A, 137B, 137C, 137R	21-12416	Indirect Purchaser
KPH Healthcare Services, Inc.	21-12747	Direct Purchaser
Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund	21-13009	Indirect Purchaser
Teamsters Health & Welfare Fund of Philadelphia and Vicinity	21-13406	Indirect Purchaser

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

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against the Company, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). A subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the

Company misled investors by allegedly downplaying the risk associated with the Company's patent litigation related to its Abbreviated New Drug Application, or ANDAs, that sought U.S. FDA approval for the sale of generic versions of VASCEPA, or ANDA litigation, and the risk that certain of the Company's patents related to the MARINE indication would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. In October 2022, the court consolidated the cases and appointed a lead plaintiff for the putative class. On January 13, 2023, lead plaintiff filed an amended complaint that also named the former general counsel, and again alleged that the Company made false statements regarding the ANDA litigation as well as about the REDUCE-IT indication and VASCEPA’s financial prospects resulting from REDUCE-IT. All defendants have moved to dismiss the amended complaint and the motion remains pending. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of his employment agreement, Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the United States District Court for the District of New Jersey (Civ. No. 3:23-cv-01856). On June 30, 2023, all defendants moved to dismiss this case without prejudice due to lack of jurisdiction. On March 4, 2024, the District Court granted the motion in part and denied the motion in part, permitting the parties to pursue limited discovery on the issue of personal jurisdiction, and allowing defendants thereafter to refile a motion to dismiss. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. As of the date of filing of this Quarterly Report, the Company has a total of approximately $29.0 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. In addition, the Company has total obligations of $186.5 million contingent on either certain suppliers obtaining regulatory approval in Europe or pricing reimbursement in certain European countries not occurring by June 30, 2024.

In addition to the above, during 2023, the Company determined that it was probable that the Company would not be able to obtain pricing reimbursement in certain countries outlined within renegotiated supply agreements by June 30, 2024. The Company's reasonable estimate of the liability is $8.0 million; accordingly an $8.0 million provision was recognized in cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The ultimate resolution of the matter could result in up to an additional $7.8 million of the amount accrued.

Also, under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.3 million as of March 31, 2024) for the potential market approval.

The Company has no provision for any of these obligations, except the $8.0 million provision noted above, since the amounts are either not paid or payable as of March 31, 2024.

(6) Equity

Common Stock

There was no common stock activity during the three months ended March 31, 2024 and 2023, except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of March 31, 2024:

March 31, 2024
Outstanding stock options	29,492,168
% of outstanding shares on a fully-diluted basis	6%
Outstanding RSUs	14,827,995
% of outstanding shares on a fully-diluted basis	3%

The following table represents equity awards activity during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Common shares issued for stock option exercises	9,500	1,232,263
Gross and net proceeds from stock option exercises	$10,260	$1,871,758
Common shares issued in settlement of vested RSUs	2,651,407	2,270,674
Shares retained for settlement of employee tax obligations ─ RSUs	990,070	716,438
Common shares issued in settlement of vested Performance-based RSUs (1)	468,230	244,274
Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	227,380	111,085
(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions during the year.

In February 2024, the Company granted a total of 6,800,500 RSUs and 2,662,000 stock options to employees under the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting.

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

(7) Revenue Recognition

The Company sells VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers in the United States and Europe, or collectively, its distributors or its customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase VASCEPA. In addition to distribution agreements with distributors, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates and chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives that are offered within contracts between the Company and its distributors, healthcare providers, payors and other indirect customers relating to the Company’s sales of its product. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the distributor) or as a current liability (if the amount is payable to a party other than a distributor). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2024 and 2023:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2023	$18,834	$143,033	$7,732	$1,902	$171,501
Provision related to current period sales	20,881	210,945	466	3,599	235,891
Provision related to prior period sales	—	(2,111)	—	—	(2,111)
Credits/payments made for current period sales	(8,285)	(109,579)	(74)	(2,115)	(120,053)
Credits/payments made for prior period sales	(18,169)	(131,655)	(1,254)	(1,986)	(153,064)
Balance as of March 31, 2024	$13,261	$110,633	$6,870	$1,400	$132,164

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2022	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	22,313	162,858	532	5,008	190,711
Provision related to prior period sales	—	(5,589)	—	107	(5,482)
Credits/payments made for current period sales	(11,534)	(105,542)	—	(3,925)	(121,001)
Credits/payments made for prior period sales	(36,485)	(51,460)	(577)	(839)	(89,361)
Balance as of March 31, 2023	$18,920	$136,360	$8,701	$2,407	$166,388

Such net product revenue allowances and reserves are included within accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the exception of trade allowances and chargebacks, which are included within accounts receivable, net as discussed above.

Licensing Revenue

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain rights to VASCEPA for uses that are currently commercialized and under development by the Company. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in licensing and royalty revenues.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone as well as the level of effort and investment required. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of such development, regulatory and commercial milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect licensing revenues and earnings in the period of adjustment.

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

In January 2024 and 2023, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million in each of such periods to Mochida, which was recorded as research and development expense in the condensed consolidated statement of operations.

Out-licenses

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding related to the development and commercialization of VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or collectively, the China Territory. Under the terms of the DCS Agreement, the Company granted to Edding an exclusive (including as to the Company) license with the right to sublicense development and commercialization of VASCEPA in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, Anal Cancer/HSIL Outcomes Research, or ANCHOR, and REDUCE-IT clinical trials of VASCEPA.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million upfront payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which was used to seek regulatory approval in Mainland China. The Company received approval of VASCEPA under the REDUCE-IT indication in Hong Kong in February 2022 and under the MARINE indication in Mainland China in the second quarter of 2023. Following approval of VASCEPA in Mainland China under the MARINE indication, the Company received a non-refundable $5.0 million milestone payment. In October 2023, Edding submitted its CTA with respect to the REDUCE-IT indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $3.0 million milestone.

In addition to the non-refundable, upfront and regulatory milestone payments described above, the Company is entitled to receive certain regulatory and sales-based milestone payments of up to an additional $145.0 million as well as tiered double-digit percentage royalties on net sales of VASCEPA in the China Territory escalating to the high teens. The regulatory milestone events relate to the submission and approval of certain applications to the applicable regulatory authority, such as a clinical trial application, clinical trial exemption, or import drug license application. The amounts to be received upon achievement of the regulatory milestone events relate to the submission and approval for three indications, and range from $2.0 million to $15.0 million for a total of $25.0 million. As of March 31, 2024, the Company has recognized $9.0 million relating to milestone achievements. Achievement of regulatory approval for a third indication is not probable. The achievement of sales-based milestone events occur when annual aggregate net sales of VASCEPA in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million, for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

The transaction price includes the $15.0 million upfront consideration received, the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication, the $5.0 million milestone payment received related to the approval of VASCEPA under the MARINE indication and the $3.0 million milestone payment received related to the submission of the CTA for the REDUCE-IT indication. None of the other clinical or regulatory milestones has been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As discussed above, during the second quarter of 2023, Edding received regulatory approval in China under the MARINE indication and the pursuit of additional indications outside of the REDUCE-IT indication is not probable. As a result, the Company reevaluated the performance period and determined that completion of the remaining performance obligations was estimated to be by the end of December 2025. The change in estimate resulted in the remaining performance period decreasing from 11 years to three years for recognizing the remaining deferred revenue.

During the three months ended March 31, 2024 and 2023, the Company recognized $0.4 million and $0.3 million, respectively, as licensing revenue related to the upfront and milestone payments received in connection with the Edding agreement. From contract inception through March 31, 2024 and December 31, 2023, the Company recognized $21.0 million and $20.6 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. The remaining transaction price of $4.0 million and $4.4 million is recorded in deferred revenue as of March 31, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 2 years.

The Company recognized net product revenue of $3.4 million for the three months ended March 31, 2024 related to sales to Edding (none in 2023).

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

The Company recognized net product revenue of $0.3 million for the three months ended March 31, 2023, related to sales to Biologix (none as of March 31, 2024).

HLS Therapeutics, Inc.

In September 2017, the Company entered into an agreement with HLS Therapeutics, Inc., or HLS, a company incorporated under the laws of Canada, to register, commercialize and distribute VASCEPA in Canada. Under the agreement, HLS is responsible for regulatory and commercialization activities and associated costs. The Company is responsible for providing assistance towards local filings, supplying finished product under negotiated supply terms, maintaining intellectual property, and continuing the development and funding of REDUCE-IT related activities.

Upon closing of the agreement, the Company received one-half of a non-refundable $5.0 million upfront payment and received the remaining half on the six-month anniversary of the closing. Following achievement of the REDUCE-IT trial primary endpoint, which was announced in September 2018, the Company received a non-refundable $2.5 million milestone payment. Following approval from Health Canada in December 2019, the Company received a non-refundable milestone payment of $2.5 million in February 2020. In addition, in January 2020, HLS obtained regulatory exclusivity from the Office of Patented Medicines and Liaison, or OPML, as a result the Company received a non-refundable $3.8 million milestone payment. In addition to the non-refundable, upfront and regulatory milestone payments just described, the Company is entitled to receive certain sales-based milestone payments of up to an additional $50.0 million, as well as tiered double-digit royalties on net sales of VASCEPA in Canada.

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

During the three months ended March 31, 2023, the Company recognized $0.1 million as licensing revenue related to upfront and milestone payments received in connection with the HLS agreement (none as of March 31, 2024). From the contract’s inception through both March 31, 2024 and December 31, 2023, the Company has recognized $13.7 million. Licensing revenue is recognized under the agreement concurrent with the input measure of support hours provided by Amarin to HLS in achieving this performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying the combined development and regulatory performance obligation. The Company fully recognized the transaction price as of December 31, 2023.

The Company recognized net product revenue of $1.9 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively, related to sales to HLS.

CSL Seqirus

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. The Company received an upfront payment of $0.5 million, which was fully recognized during the first quarter of 2023. In addition to the upfront payment, the Company will be eligible to receive event-related milestone payments of approximately $8.0 million and additional product-related milestone payments of approximately $4.0 million. The Company will be responsible for supplying finished product to CSL Seqirus at a price that is the greater of (i) a fixed transfer price, or (ii) a fixed percentage of the net selling price, as defined in the CSL agreement.

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

During the three months ended March 31, 2023, the Company recognized $0.5 million as licensing revenue related to the upfront payment received in connection with the CSL agreement (none as of March 31, 2024).

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three months ended March 31, 2024 and 2023:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2024:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$4,850	$—	$(401)	$4,449

Three months ended March 31, 2023:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$15,346	$—	$(445)	$14,901

During the three months ended March 31, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Three months ended March 31,
Revenue recognized in the period from:	2024	2023
Amounts included in contract liability at the beginning of the period	$401	$445

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

In addition to the real estate leases, the Company continually enters into lease agreements for various vehicles with terms ranging from month-to-month up to 36 months.

The operating lease liability is $10.1 million and $10.6 million and the operating lease right-of-use asset is $7.9 million and $8.3 million, as of March 31, 2024 and December 31, 2023, respectively.

The lease expense for both the three months ended March 31, 2024 and 2023 is approximately $0.9 million.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of March 31, 2024:

Undiscounted lease payments
Remainder of 2024	$2,178
2025	2,308
2026	2,166
2027	1,963
2028	1,978
2029 and thereafter	3,273
Total undiscounted payments	$13,866
Discount Adjustments	$(3,752)
Current operating lease liability	$1,725
Long-term operating lease liability	$8,389

Lessor

The Company classifies contractual lease arrangements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842. For sales-type leases, the Company derecognizes the leased asset and recognizes the lease investment on the balance sheet.

On January 20, 2023, the Company entered into a sublease agreement, or the Sublease, for 50,000-square feet of the 67,747-square foot Lease and included within the sublease are furniture, fixtures and equipment, collectively the Sublease. The Sublease commenced on February 1, 2023, or the Sublease Commencement Date, for a 7.5-year period. Under the Sublease, the Company will be paid monthly rent of approximately $0.1 million for the first year following the Sublease Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Sublease Commencement Date. In addition, the Company will provide certain abatements subject to the limitations in the Lease.

The components of lease income are as follows:

	For the Three Months Ended March 31,
	2024	2023
Interest income from sales-type leases	$16	$11
Operating lease income	249	166
Loss recognized at commencement date of sales type lease	—	(61)
Total	$265	$116

Future minimum sales type lease and operating lease receivables as of March 31, 2024 are as follows:

	Sales-Type Leases	Operating Leases
Remainder of 2024	$88	$756
2025	119	1,029
2026	122	1,051
2027	125	1,073
2028	127	1,096
2029 and thereafter	345	2,974
Total	$926	$7,979

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or our Annual Report, and under Part II, Item IA, “Risk Factors” of this Quarterly Report.

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

Organizational Restructuring Program

On July 18, 2023, we announced that we were implementing a new Organizational Restructuring Program, or the ORP, resulting in the elimination and consolidation of certain roles across our organization, both in the U.S. and abroad and representing a reduction of our total employee base by approximately 30%. The ORP was implemented following a review of our business and to better position the organization for a new strategic focus. We expect the ORP will reduce operating costs by approximately $40.0 million annually. Our refocused strategic priorities and restructuring plan focuses on three core areas:

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
•
European Redesign: We redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status, commercial progress to date, as well as streamline certain cross-geographic functions and better leverage learnings across countries. In addition, we continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed.
•
Expanding Upon International Partnerships: We continue to work on generating revenue from our partnerships in key international markets, including Canada, the Middle East and North Africa, or MENA, China, South Korea, Australia and New Zealand and will continue to explore additional partnerships.

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	N/A
Strides Pharma	September 2023	N/A	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc.	December 2023	April 2024	April 2024

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

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed 15 dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient-by-patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Quarterly Report, we received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently we have made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

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

Patients at high risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists, rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies than in the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion than in the United States. In Europe, VAZKEPA has the benefit of 10 years of market protection, and in April 2024, we were issued a patent that extended our exclusivity to 2039.

Rest of World

As discussed above, one of the core areas of focus from our ORP is continuing to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, Australia and New Zealand and we will continue to explore additional partnerships.

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong had commenced. On February 23, 2022, the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In Mainland China, the NMPA accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. In China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA NDA was initiated. The Company announced on June 1, 2023 that Edding received approval from the NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding's submission of a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication was accepted.

MENA

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

Other

We are in the final year of a three-year plan to submit and obtain regulatory approval in 20 or more additional countries and regions in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Quarterly Report, we have filed for regulatory review in 21 countries and regions and have received approval in 14 countries and regions outside of the United States and EMA regulatory approval authority, including in Switzerland, Australia, New Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

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

Research and Development

Since its inception in 2011, the REDUCE-IT cardiovascular outcomes study of VASCEPA has been the centerpiece of our research and development. Most of our other research and development during this period also pertained to VASCEPA, including the study of the mechanism of action of the single active ingredient in VASCEPA, icosapent ethyl. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for VASCEPA in the United States and continue to pursue approval for VASCEPA around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study.

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 40 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Australia, Canada, China and the Middle East as well as guidelines or statements which were newly received during the first quarter of 2024 as listed below:

•
In January 2024, the American Diabetes Association updated their recommendations for risk management in patients with chronic kidney disease, or CKD, in their Standards of Care in Diabetes stating that patients with diabetes and CKD should be treated with moderate- or high-intensity statin as first-line therapy followed by ezetimibe, PCSK9 inhibitors or IPE if indicated based on atherosclerotic cardiovascular disease, or ASCVD, risk and lipid levels.
•
In February 2024, the Lipid Association of India published an update to their cardiovascular risk assessment algorithm for the prevention of ASCVD. This update included that in statin-treated patients at high risk for ASCVD, IPE should be used to treat patients with a TG level greater than 150 mg/dL, patients with recurring cardiovascular events despite low-density lipoprotein cholesterol, or LDL-C, around 30 mg/dL and in patients with a TG level greater than 500 mg/dL.
•
In February 2024, the President of the Saudi Heart Association posted a statement that experts agree on using IPE for secondary prevention in statin treated patients with elevated TG and patients with recent acute coronary syndrome and revascularization will benefit most from the addition of IPE. Further, the results shown on low attenuation plaque from the EVAPORATE trial further reinforce the benefit of IPE on coronary atherosclerosis.

In February 2024, we supported our commercialization partners in Australia with an encore research presentation at the 4 Corners of Cardiology Meeting in Melbourne, Australia. This encore presentation included the REDUCE-IT mediation analysis report of the contribution of IPE and other biomarkers to major adverse cardiovascular events reduction.

In April 2024, we highlighted three data presentations showcasing the mechanistic activity of Eicosapentaenoic acid, or EPA, at the American College of Cardiology scientific session. These presentations advanced the understanding of how EPA and VASCEPA work to reduce CV events in at-risk patients.

In the first three months of 2024, Amarin and global medical and scientific collaborators supported seven publications inclusive of accepted abstracts, posters, and manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of March 31, 2024, we had inventory of $329.5 million, of which 75% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, VASCEPA is sold to three major wholesalers, as well as several regional wholesalers along with mail order pharmacy providers, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources, such as Symphony Health, may differ from period to period. During the quarters ended March 31, 2024 and 2023, our product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the United States.

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

Licensing and royalty revenue. Licensing and royalty revenue currently consists of revenue attributable to receipt of upfront, non-refundable payments, milestone payments and sales-based payments related to license and distribution agreements for VASCEPA outside the United States. We recognize revenue from licensing arrangements as we fulfill the performance obligations under each of the agreements.

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the three months ended March 31, 2023, we incurred costs within cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand (none as of March 31, 2024).

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

Interest income, net and other income, net. Interest income, net, consists primarily of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other income, net, consists of foreign exchange losses and gains as well as sublease income.

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for 2024 and 2023 are not more likely than not to be realized.

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

Comparison of Three Months Ended March 31, 2024 and March 31, 2023

Total revenue, net. We recorded total revenue, net, of $56.5 million and $86.0 million during the three months ended March 31, 2024 and 2023, respectively, a decrease of $29.5 million, or 34%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States we also sell VASCEPA by prescription in certain countries in Europe as well as certain countries outside of the United States and Europe, such as China and Canada, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $34.2 million decrease in U.S. net product revenue offset in part by a $4.8 million increase in net product revenue outside of the United States.

Product revenue, net. We recorded product revenue, net, of $55.2 million and $84.7 million during the three months ended March 31, 2024 and 2023, respectively, a decrease of $29.5 million, or 35%. This decrease was due primarily to a 41% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net, of $48.1 million and $82.3 million during the three months ended March 31, 2024 and 2023, respectively. This decrease was due to a decline in net selling price as a result of the continued impact from generic competition in the market and changes in business mix.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, decreased for the three months ended March 31, 2024 by 4% as compared to the three months ended March 31, 2023. Our share of the icosapent ethyl market has remained relatively consistent at approximately 56% in the three months ended March 31, 2024 and approximately 57% in the three months ended March 31, 2023. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 5% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

In Europe, we recorded product revenue, net, of $1.9 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, we recorded $5.2 million of product revenue, net, from our collaboration partners outside of the United States and Europe compared to $1.9 million during the three months ended March 31, 2023.

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

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended March 31, 2024 and 2023 was $1.4 million and $1.3 million, respectively, an increase of $0.1 million, or 3%. Licensing and royalty revenue has remained consistent primarily due an increase in recognition of deferred milestone and upfront payments relating to Edding as well as royalties related to the commercial launch in China, offset by the recognition of CSL upfront payment and recognition of previously achieved milestone payments from HLS in the prior year. Licensing and royalty revenue recognized in the current period relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•
Edding – a $15.0 million upfront payment received in February 2015, a $1.0 million milestone payment achieved in March 2016 following submission of the clinical trial application to the Chinese regulatory authority, a $5.0 million milestone payment achieved in June 2023 following NMPA approval of VASCEPA under the MARINE indication and a $3.0 million milestone payment achieved in October 2023 following a regulatory submission to the NMPA for VASCEPA under the REDUCE-IT indication.

Licensing and royalty revenue recognized in the prior period relates to the recognition of the above as well as below amounts received in connection with the following VASCEPA licensing agreements:

•
HLS – a $5.0 million upfront payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018, a $2.5 million milestone payment that was received following U.S. FDA approval of a new indication and label expansion in December 2019, and a $3.8 million milestone payment that was received as a result of obtaining a regulatory exclusivity designation in January 2020. All of which was fully recognized in 2023.
•
CSL – a $0.5 million upfront payment which was received upon closing of the agreement in January 2023.

The upfront and milestone payments from Edding is being recognized over the estimated period in which we are required to provide regulatory and development support pursuant to the agreement. The upfront and milestone payments from HLS were being recognized over the estimated period in which we were required to provide regulatory and development support pursuant to the agreement which was satisfied in 2023. The upfront payments from CSL was recognized in January 2023 upon closing of the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the three months ended March 31, 2024 and 2023 was $24.6 million and $38.0 million, respectively, a decrease of $13.4 million, or 35%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the three months ended March 31, 2024 and 2023, we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in charges of nil and $12.3 million, respectively, which were recorded as cost of goods sold - restructuring inventory. During the three months ended March 31, 2024 and 2023, approximately $1.5 million and $2.3 million, respectively, of inventory was expensed through cost of goods sold due to both product dating and non-product dating unsellable inventory.

The API included in the calculation of the average cost of goods sold during the three months ended March 31, 2024 and 2023 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the three months ended March 31, 2024 and 2023 was 55%. Excluding the restructuring inventory charges, gross margin was 70% for the three months ended March 31, 2023. The decrease is due to a decline in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2024 and 2023 was $39.9 million and $59.6 million, respectively, a decrease of $19.7 million, or 33%. Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 are summarized in the table below:

	Three months ended March 31,
In thousands	2024	2023
Selling expense (1)	$20,395	$32,154
General and administrative expense (2)	15,282	23,090
Non-cash stock-based compensation expense (3)	4,212	4,343
Total selling, general and administrative expense	$39,889	$59,587

(1)
Selling expense for the three months ended March 31, 2024 and 2023 was $20.4 million and $32.2 million, respectively, a decrease of $11.8 million, or 37%. This decrease is primarily due to a reduction in costs associated with our ORP resulting in decreased promotional initiatives, reduced travel and elimination of our U.S. sales force.
(2)
General and administrative expense for the three months ended March 31, 2024 and 2023 was $15.3 million and $23.1 million, respectively, a decrease of $7.8 million, or 34%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the ORP as well as advisory fees incurred in 2023 related to the previously held special shareholder's meeting.
(3)
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

Research and development expense. Research and development expense for the three months ended March 31, 2024 and 2023 was $5.6 million and $5.7 million, respectively, a decrease of $0.1 million, or 1%. Research and development expenses for the three months ended March 31, 2024 and 2023 are summarized in the table below:

	Three months ended March 31,
In thousands	2024	2023
REDUCE-IT study and presentations (1)	$886	$509
Fixed-dose combination (2)	44	274
Regulatory filing fees and expenses (3)	867	357
Non-clincial research activities (4)	377	108
Internal staffing, overhead and other (5)	2,418	3,220
Research and development expense, excluding non-cash expense	4,592	4,468
Non-cash stock-based compensation expense (6)	1,006	1,213
Total research and development expense	$5,598	$5,681

(1)
REDUCE-IT study and publications expenses consist primarily of costs incurred to maintain the REDUCE-IT trial data as well as support provided to present at conferences and providing data to be published in medical journals. The increase is as a result of additional conferences and publications in the U.S. and Europe to support the expansion and growth in the European markets.
(2)
Fixed-dose combination expenses are primarily related to cost associated with developmental activities of a fixed-dose combination of VASCEPA and a statin which began in 2022 and subsequently deprioritized during 2023.
(3)
Regulatory and quality filing fees are primarily related to the preparation, submission and review defense of regulatory filings as well as assistance with securing and maintaining regulatory approvals for qualifying suppliers for VASCEPA in the U.S. and Europe as well as regulatory expansion in the rest of the world. The increase is primarily due to the continued expansion within Europe and other countries throughout the world.
(4)
Non-clinical research activities are primarily related to ongoing experiments and analyses further exploring the potential biological activities of IPE.
(5)
Internal staffing, overhead and other research and development expenses primarily relate to the costs of our personnel employed to manage research, development and regulatory affairs activities and related overhead costs including consulting and other professional fees that are not allocated to specific projects. Also included are costs related to qualifying suppliers and costs associated with various other activities, including other costs in collaboration with Mochida.
(6)
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

Interest income, net. Interest income, net, for the three months ended March 31, 2024 and 2023 was $3.4 million and $2.2 million, respectively, an increase of $1.2 million, or 52%. Interest income, net, represents income earned on cash and investment balances. The increase is primarily due to higher interest rates in the current year period compared to the prior year period.

Other income, net. Other income, net, for the three months ended March 31, 2024 and 2023 was $1.5 million and $0.6 million, respectively, an increase of $0.9 million, or 148%. Other income, net, primarily consists of the gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, NJ facility.

Income tax provision. Income tax provision for the three months ended March 31, 2024 and 2023 was $1.3 million and $2.0 million, respectively. The decrease compared to the prior year is primarily due to changes in the mix of jurisdictional income and in unrecognized tax benefits.

Liquidity and Capital Resources

As of March 31, 2024, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $214.5 million and short-term investments of $94.2 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2024	2023
Cash (used in) provided by:
Operating activities	$(12.6)	$(7.0)
Investing activities	28.7	(19.6)
Financing activities	(1.4)	0.4
Increase (decrease) in cash and cash equivalents and restricted cash	$14.7	$(26.2)

Net cash used in operating activities increased during the three months ended March 31, 2024 as compared to the same period in 2023. This is primarily as a result of inventory purchases and restructuring payments made in 2024 which did not occur in the same period in 2023.

Net cash provided by investing activities during the three months ended March 31, 2024 increased due primarily to proceeds from the maturity of $62.0 million in investment grade interest bearing instruments, partially offset by $33.3 million in purchases of the investment grade interest bearing instruments as compared to the same period in 2023 where proceeds from the maturity of investment grade interest bearing instruments was $32.9 million, partially offset by $52.5 million in purchases of investment grade interest bearing instruments.

Net cash used in financing activities during the three months ended March 31, 2024 was $1.4 million as compared net cash provided by financing activities of $0.4 million during the same period in 2023. The change was primarily a result of a decrease in stock option exercises in 2024 due to stock option exercises by former executives in 2023.

As of March 31, 2024, we had net accounts receivable of $115.8 million, current inventory of $255.3 million and long-term inventory of $74.2 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.6 billion as of March 31, 2024. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States and pricing and reimbursement of VAZKEPA in Europe.

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

On January 10, 2024, we announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's ordinary shares held in the form of American Depository Shares. We received shareholder approval of the share repurchase plan in April 2024. The implementation will also require UK High Court approval, as required under UK company law.

As of March 31, 2024, we had cash and cash equivalents of $213.9 million and short-term investments of $94.2 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program, for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and are adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Information regarding reportable legal proceedings is contained in “Item 3. Legal Proceedings” of our Annual Report. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three months ended March 31, 2024, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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

Except where denoted with an “*”, these risk factors have not been materially updated from our Annual Report on 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024, or our Annual Report.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
we are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the United States and its development, launch and commercialization in Europe and other major markets;
•
in the United States, we compete with and may face increasing competition from generic drug companies and our revenues and results could continue to be materially and adversely affected;
•
we are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all and, even if successfully obtained, we may not be successful in commercializing VAZKEPA in major markets outside the United States;
•
the commercial value of VASCEPA outside the United States may be smaller than we anticipate, particularly if we are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited;
•
factors outside of our control make it more difficult for VASCEPA to achieve a level of market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to achieve commercial success;
•
our Organizational Restructuring Program, or ORP, effected in July 2023 and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint;
•
the manufacture, supply and commercialization, including promotional activities, of VASCEPA is subject to regulatory scrutiny;
•
we may not be able to compete effectively against our competitors’ pharmaceutical products, including generic products. In addition, we face competition from omega-3 fatty acids that are marketed by other companies as non-prescription dietary supplements, subjecting us to non-prescription competition and consumer substitution;
•
our supply of product for the commercial market and clinical trials is dependent upon relationships with third-party manufacturers and suppliers, including manufacturers and suppliers who may require us to comply with burdensome minimum purchase commitments, which may be greater than our supply needs;
•
our dependence on third parties in the distribution channel from our manufacturers to patients subject us to risks that limit our profitability and could limit our ability to supply VASCEPA to large market segments;

•
we have limited experience commercializing VASCEPA outside the United States, and we may not be successful in building an infrastructure, including a sales force, that can navigate the regulatory and other dynamics outside of the United States. We are currently, and may continue to be, substantially dependent on third parties for our international efforts, and we may not be successful in negotiating or establishing relationships with business partners to support and maintain control over our international activities;
•
we are dependent on patents, proprietary rights and confidentiality obligations of our employees, agents, business partners and third parties to protect the commercial value and potential of VASCEPA. Enforcing our patent rights is challenging and costly and, even if we are able to successfully enforce our patent rights, our issued patents may not prevent competitors from competing with VASCEPA;
•
we have pending patent applications relating to VASCEPA and its use. There can be no assurance that any of these applications will issue patents, and even if patent protection is obtained, it may be insufficient to minimize competition or support our commercialization efforts;
•
our efforts to return capital to our shareholders and increase shareholder value, including our share repurchase program (which is subject to shareholder and UK court approval), may not be implemented in a timely manner or at all, or may not have the expected results; and
•
if we are no longer able to meet the listing requirements of the NASDAQ Stock Market, our stock may be delisted.

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

Although we are exploring ways to broaden our development and commercial pipeline, such efforts are likely to be time consuming, costly and may utilize resources that could otherwise be focused on commercializing VASCEPA. It took over a decade of product development before we received marketing approval for VAZKEPA in March 2021 from the European Commission, or the EC.

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

In the United States, we compete with and may face increasing competition from generic drug companies and our revenues and results of operations could continue to be materially and adversely affected.

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

Given the changing dynamic in the U.S. market at the time, we initiated cost and organizational restructuring plans which resulted in eliminating our U.S. sales force, while maintaining our managed care and trade organization to support our U.S. commercial efforts, and our overall headcount was reduced by 30% as part of our ORP. Although these initiatives are expected to result in an improved expense structure, such efforts could impact employee morale and make hiring and retaining talented personnel more challenging, may not result in all of the cost savings or other benefits we anticipate, and are costly to implement. Furthermore, such efforts may reduce our ability to expand use of VASCEPA.

We are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in major markets outside the United States.

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

We have been developing VAZKEPA on our own in Europe, where we have limited experience. We are exploring possible strategic collaborations in smaller markets within Europe and in other major markets, which will increase our reliance on third parties, over whom we have limited control. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and are assessing potential partners to commercialize VASCEPA in other parts of the world. We have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East, Australia, New Zealand, Greater China, South Korea and many markets in Southeast Asia, and Israel. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, or that we will be able to rely upon these third parties; if commercialization plans for VASCEPA do not meet expectations in major markets such as Europe, our business and prospects could be materially and adversely affected.

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

We, or our partners, may choose to not proceed with marketing VASCEPA in a market, even after obtaining all necessary regulatory approval, due to negative commercial dynamics. Further, with regard to any indications for which we may gain approval in territories outside the United States, the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. In addition, we could face competition from products similar or deemed equivalent to VASCEPA in various jurisdictions through regulatory pathways that are more lenient than in the United States or in jurisdictions in which we do not have exclusivity from regulations or intellectual property. If any of these market dynamics exist, the commercial potential in these territories for our product would suffer.

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

Our ability to generate meaningful revenues of VASCEPA outside of the United States is dependent on the availability and extent of coverage and reimbursement from third-party payors. In many markets around the world, these payors, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare, and their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs remain heavily scrutinized for cost containment. As a result, payors are becoming more restrictive regarding the use of biopharmaceutical products and scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures are intensified where our products are subject to competition, including from generics. Refer to “Item 1. Business - Government Regulation – Pharmaceutical Pricing and Reimbursement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details.

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

We may be unable to increase or maintain market acceptance by physicians, patients, healthcare payors and others in the medical community, especially in light of generic competition. If VASCEPA does not achieve an adequate level of acceptance, we may not generate product revenues sufficient to become profitable, or, even if we do achieve profitability, we may not be able to generate consistent profitability. The degree of market acceptance of VASCEPA will depend on a number of factors, including:

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

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides. China’s National Medical Products Administration, or NMPA, approved VASCEPA as an adjunct to diet to reduce the levels of triglyceride in adult patients suffering from severe hypertriglyceridemia (≥500mg/dL) and in October 2023 Edding submitted a regulatory filing to the NMPA which, if approved, would secure National Reimbursement Drug Listing for VASCEPA in Mainland China under the REDUCE-IT indication. Even though the results from these trials were positive, additional clinical development efforts may be necessary in these markets to demonstrate the effectiveness of VASCEPA, which may be costly to pursue, or may not produce the desired or expected results.

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

Our ORP effected in July 2023, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint.

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

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the U.S. FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their U.S. FDA-approved products for uses that have not been approved by the U.S. FDA. Companies that market drugs for off-label uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act, or FCA. However, case law over the last several years has called into question the extent to which the U.S. government, including the U.S. FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of U.S. FDA-approved products such as VASCEPA.

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

Promotional activities in the biotechnology and pharmaceutical industries generally are subject to considerable regulatory scrutiny. For example, we were recently the subject of two civil investigative demands, or CIDs, from the U.S. Federal Trade Commission and a subpoena from the New York Attorney General, or the Investigations. Although we are cooperating with the government and completed document production in mid-2023, we cannot predict when these investigations will be resolved, the outcome of the Investigations or their potential impact on our business.

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

For a more detailed discussion of our competitors, and potential competing drugs in development, in the United States and the rest of the world, see our discussion in "Item 1. Business - Competition" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Further, drugs in development that are expected to compete with VASCEPA if they are ultimately approved and commercialized, and the perceived safety and efficacy of such commercialized drugs or drug products, could have a negative impact on the perceived safety and efficacy of VASCEPA.

Based on prior communications from the U.S. FDA, including communications in connection with its review of the ANCHOR indication for VASCEPA, it is our understanding that the U.S. FDA is not prepared to approve any therapy for treatment of CV risk based on biomarker modification without cardiovascular outcomes study data, with the potential exception of therapies which lower LDL-C, depending on the circumstances. In particular, it is our understanding that the U.S. FDA is not prepared to approve any therapy based primarily on data demonstrating lowering of triglyceride levels. In our view, this position from the U.S. FDA did not change based on the REDUCE-IT study particularly in light of significant independence of the positive benefit demonstrated in the REDUCE-IT study from triglyceride levels and benefit from the REDUCE-IT study supporting that the positive effects of VASCEPA are unique to VASCEPA and extend beyond triglyceride reduction. If the U.S. FDA were to change this position, it could potentially have a negative impact on us by making it easier for other products to achieve a CV risk reduction indication without the need in advance to conduct a long and expensive CV outcomes study.

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

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, and often requires considerable advanced planning and necessitates long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade of resources and expenses to develop this active pharmaceutical ingredient, or API, with our third-party suppliers, and to otherwise build our supply chain, improve our technical knowhow, establish manufacturing processes and obtain related regulatory approvals to help enable our suppliers to meet our clinical and commercial needs globally. Despite such efforts, the stability of the supply chain is largely out of our control and is subject to market and supply volatility and the actions of third parties. Any disruption to the supply chain, including the manufacturing processes and availability of API, would be disruptive to our business and would have a negative impact on our results of operations.

In April 2021, Dr. Reddy’s filed a complaint against us in the United States District Court District of New Jersey (case no. 2:21-cv-10309) alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of API of VASCEPA. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors, and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Consumer group lawsuits followed claiming similar violations and alleging that such alleged violations resulted in higher prices to consumers. In addition, in February 2023 and March 28, 2024, Hikma and Teva respectively, filed complaints against us in the United States District Court District of New Jersey (case nos. 23-cv-01016 and 24-cv-04341, respectively) making allegations consistent with the Dr. Reddy's complaint. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the United States and in other countries. The result of our litigation and settlement with the U.S. FDA, as discussed above, may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also subject to periodic unannounced inspections by the U.S. FDA and state agencies for compliance with cGMP requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. In addition, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the U.S. FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the U.S. FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

Our ability to commercialize VASCEPA or any future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. For example, the Inflation Reduction Act, or IRA, recently was enacted in the United States in an effort to manage certain drug prices, which includes provisions such as a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. This could have an adverse impact on our future revenues. Refer to “Item 1. Business - Government Regulation – Pharmaceutical Pricing and Reimbursement" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details.

In addition, it is time-consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our products may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the Affordable Care Act, or ACA, and by other healthcare reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Proposals are being considered to expand the use of dietary supplements in addition to or in place of drugs in government and private payor plans. In addition, cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Refer to “Item 1. Business - Current and Future Legislation" and "Item 1. Business – United States Healthcare Reform and Legislation" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details.

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

We are subject to European data protection regulations, where we collect and use personal data relating to Europe, including in relation to our personnel in the European Economic Area, or the EEA, or in the United Kingdom, or the UK. This regulatory regime includes the European Union General Data Protection Regulation, or the EU GDPR, and the UK equivalent of the same, or the UK GDPR (collectively referred to as the GDPR in this Quarterly Report on Form 10-Q), as well as other national data protection legislation in force in relevant EU and EEA member states and the UK (including the UK Data Protection Act 2018 in the UK), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials): (i) regarding individuals in the EU, EEA and UK; and/or (ii) carried out in the context of the activities of our establishment in any EU and EEA member state or the UK. Currently, the EU GDPR and UK GDPR remain largely aligned. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, legal basis for processing personal data which may include obtaining the consent of the individuals to whom the personal data relates, providing detailed information to individuals about how their personal data is used, notification of personal data breaches to data protection authorities and individuals, and implementing safeguards to protect the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA and UK to third-party countries, including the United States in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (e.g., the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our business operations and may adversely affect our business and financial position.

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

In connection with U.S. FDA’s review of REDUCE-IT data and the supplemental New Drug Application, or sNDA, in 2019, the agency determined that an interaction between mineral oil and statins leading to decreased absorption of statins cannot be excluded when the two are co-administered as could have been the case in some patients in REDUCE-IT and that, in the agency’s view, indirect evidence suggested the presence of a potential inhibitory effect on statin absorption by mineral oil. However, U.S. FDA’s exploratory analysis indicated that the effect of low-density lipoprotein, or LDL cholesterol values on the time to the primary endpoint was numerically small and unlikely to change the overall conclusion of treatment benefit. The U.S. FDA then relied on this assessment and all data available to it to approve a new indication statement and labeling based on REDUCE-IT results. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory reviews or the public perception of our products and our future prospects, including REDUCE-IT results.

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

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time consuming, particularly when such efforts need to adapt to changing market and business dynamics. In 2022, we implemented cost and organizational restructuring plans, which included a reduction to our U.S. commercial team to approximately 75 sales representatives by the end of 2022, and in July 2023, all remaining sales force positions in the U.S. were eliminated and our overall headcount was reduced by 30% as part of our ORP. As a result, we do not have a sales team to promote VASCEPA to physicians and other healthcare professionals in the United States, and will rely on only our managed care and trade organization to support sales of VASCEPA in the United States.

In addition to the elimination of our sales force in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. If we are successful in obtaining sufficient approvals and adequate pricing and reimbursement levels in major markets in Europe and elsewhere, we will need to ensure that our operations are adequate to support a commercial launch and continued promotion. We redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status and commercial potential. We will be operating with streamlined teams in Europe and elsewhere outside the United States; however, we will anticipate the need to expand internally and expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties as we progress in Europe and elsewhere outside the United States. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. In Europe we have built out our team subsequent to EC approval of the marketing authorization acceptance in 2021, with plans to continue to expand our European staff as deemed appropriate on a country-by-country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We sell VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. These parties exercise a substantial amount of bargaining power over us given their control over large segments of the market for VASCEPA. This bargaining power has required us to bear increasingly higher discounts in the sale of VASCEPA. In addition, payors have broad latitude to change individual products’ formulary position or to implement other barriers that inhibit patients from receiving therapies prescribed by their healthcare professionals. These payor barriers include requirements that patients try another drug before VASCEPA, known as step edits, and the requirement that prior authorization be obtained by a healthcare provider after a prescription is written before a patient will be reimbursed by their health plan for the cost of a VASCEPA prescription. Further, pharmacy benefit managers implement plans that act as disincentives for VASCEPA use, such as increasingly higher deductibles. One practical impact of higher deductibles is that they may cause patients to delay filling prescriptions for asymptomatic, chronic care medications such as hypertriglyceridemia, for which VASCEPA may be prescribed, earlier in the year, until patients meet their deductible and the cost of VASCEPA is then borne more by their insurance carrier. Collectively, these dynamics adversely affect our profitability for the sale of VASCEPA and could increase over time further impacting our operating results. Consolidation among these industry participants could increase the pressure on us from these market dynamics.

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

We are party to arrangements with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries, with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada, with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VASCEPA in Australia and New Zealand, Lotus Pharmaceuticals, or Lotus, to register, commercialize and distribute VASCEPA in several countries in Southeast Asia and Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VASCEPA in Israel. Although Biologix is currently actively commercializing VASCEPA in the United Arab Emirates, Lebanon, Kuwait and Saudi Arabia, and HLS is currently commercializing VASCEPA in Canada, we are completely reliant on these third parties to successfully commercialize the product in those markets, which markets can be complex and challenging.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. Refer to “Item 1. Business - Government Regulation - Fraud and Abuse Laws and Data Regulation" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business, including the Investigations referenced above. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. Refer to “Item 1. Business - Patents, Proprietary Technology, Trade Secrets" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details.

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

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure and sales force and the changes to our Board and senior management team during 2023, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts globally we may experience continued or increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we pursue commercialization efforts in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, where we have recently eliminated all sales force positions, employees are increasingly being recruited by other companies. The current and potential threat of generic competition and our recent reductions in force, including as part of our ORP announced in July 2023, can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract or retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

These rules regarding determination of tax residence changed effective January 1, 2020, when a modified Ireland-UK DTA came into effect pursuant to the Organisation for Economic Co-operation and Development's, or OECD’s, Multilateral Instrument, or MLI. Under the modified Ireland-UK DTA, from January 1, 2020, we would be solely tax resident in Ireland and not tax resident in the UK if we continued to be centrally managed and controlled in Ireland and if it were mutually agreed between the Irish and UK tax authorities under the MLI “tie-breaker rule” that we are solely tax resident in Ireland. Having made the relevant submission under the amended provisions, we received confirmation effective January 1, 2020 of the mutual agreement of Irish and UK tax authorities that we are solely tax resident in Ireland for the purposes of the modified DTA.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 28%, 35%, and 29%, respectively, of gross product sales for the three months ended March 31, 2024, and represented 37%, 31%, and 22%, respectively, of the gross accounts receivable balance as of March 31, 2024. Customers A, B, and C accounted for 29%, 38%, and 27%, respectively, of gross product sales for the three months ended March 31, 2023, and represented 36%, 40%, and 20%, respectively, of the gross accounts receivable balance as of March 31, 2023. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2023 and 2022, we reported net losses of approximately $59.1 million and $105.8 million, respectively. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. We had an accumulated deficit as of December 31, 2023 of $1.6 billion. For the three months ended March 31, 2024 and 2023, we reported losses of approximately $10.0 million and $16.5 million, respectively, and we had an accumulated deficit as of March 31, 2024 of $1.6 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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
•
the timing and ability of efforts outside the United States to develop, register and commercialize VASCEPA in Europe, the China Territory, several Middle Eastern and North African countries, and Canada, including obtaining necessary regulatory approvals, favorable pricing and establishing marketing channels;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $213.9 million and short-term investment balance of $94.2 million as of March 31, 2024 will be sufficient to fund our projected operations, including the share repurchase program, for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe on our operations and those of our customers and any current or potential generic competition.

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

Tax law and policies in the United States and Ireland are unsettled and may be subject to significant change, including based on adjustments in political perspectives and administration shifts. In the United States and internationally, the method of taxation of entities with international operations, like us, has been subject to significant reevaluation. We believe we developed VASCEPA in and from Ireland based on understanding of applicable requirements. In recent years, particularly since 2013 when commercial sale of VASCEPA commenced in the United States, the majority of our consolidated operations have been in the United States. Ownership of VASCEPA continues to reside with our wholly-owned Ireland-based subsidiary, Amarin Pharmaceuticals Ireland Ltd., and oversight and operations of that entity are structured to be maintained in Ireland. In order to effectively utilize our accumulated net operating loss carryforwards for tax purposes in Ireland, our operations, particularly for this subsidiary, need to be active in Ireland under applicable requirements. In addition, utilization of these accumulated net operating loss carryforwards assumes that tax treaties between Ireland and other countries, particularly the United States, do not change in a manner that limit our future ability to offset earnings with these operating loss carryforwards for tax purposes.

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

The IRA was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. We do not expect the tax provisions of the IRA to have a material impact.

Risks Related to Ownership of our ADSs and Common Shares

Our efforts to return capital to our shareholders and increase shareholder value, including our share repurchase program (which is subject to shareholder and UK court approval), may not be implemented in a timely manner or at all, or may not have the expected results.

The implementation of our announced share repurchase agreement is conditional upon shareholder and UK court approval, as required under UK company law. We received shareholder approval during our annual general meeting of shareholders in April 2024. Although we are now proceeding with the requisite court process to undertake a reduction of capital in order to create the necessary distributable profits for the funding of the repurchases, which process could be completed by the end of the second quarter of 2024, with share repurchases commencing shortly thereafter; however, we cannot guarantee that the share repurchase program will receive court approval in a timely manner or at all. Further, the share repurchase program and other efforts to return capital to shareholders may not have the anticipated effect or increase shareholder value in the long term.

If we are no longer able to meet the listing requirements of the NASDAQ Stock Market, our stock may be delisted.

The NASDAQ Stock Market, or NASDAQ, on which our ADSs are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 business consecutive days. Such deficiency letter does not result in the immediate delisting of an issuer as there is a period of 180 calendar days from the deficiency notice to regain compliance with NASDAQ's minimum bid price requirement. If an issuer is unable to comply with NASDAQ's minimum bid price requirement after this 180-day calendar period, NASDAQ may elect, subject to any potential additional cure periods, to initiate a process that could delist the issuer from trading on the NASDAQ. We received a deficiency letter from NASDAQ in October 2023, as our ADSs had traded below $1.00 for 30 consecutive business days. In January 2024, we regained compliance with the NASDAQ listing requirements as our ADSs had traded above $1.00 for 10 consecutive business days.

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

As of April 26, 2024, we had 410,868,659 common shares outstanding, including 402,066,926 shares held as ADSs and 8,801,733 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. Our planned share repurchase program, which is subject to requisite shareholder and UK High Court approval under UK law, would, if implemented, reduce the number of shares outstanding and could result in reduced trading volumes. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2023 and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, because PFIC status is based on our income, assets and activities for the entire taxable year, which we expect may vary substantially over time, it is not possible to determine whether we will be characterized as a PFIC for any taxable year until after the close of the taxable year. Moreover, we must determine our PFIC status annually based on tests that are factual in nature, and our status in future years will depend on our income, assets and activities in each of those years. There can be no assurance that we will not be considered a PFIC for any taxable year.

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
•
Under English law, subject to certain exceptions and disapplications (including, without limitation, the disapplication by at least 75% of the shareholders who vote (in person or by proxy)), each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise.
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
•
In the UK, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs (and 90% of the voting rights carried by those ordinary shares/ADSs) under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs (and 90% of the voting rights) will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting for approval, as well as the approval of the UK High Court.
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
•
A mandatory offer triggered in the circumstances described in the preceding two paragraphs above must be in cash (or be accompanied by a cash alternative) and at not less than the highest price paid within the preceding 12 months to acquire any interest in shares of that class in the company by the person required to make the offer or any person acting in concert with him or her.
•
In relation to a voluntary offer (i.e., any offer which is not a mandatory offer), when interests in shares of any class representing 10% or more of shares of that class have been acquired for cash by an offeror (i.e., a bidder) and any person acting in concert with it during the offer period (i.e., broadly speaking, the period after the potential offer has been made public) and within 12 months prior to commencement of the offer period, the offer must be in cash or be accompanied by a cash alternative for all shareholders of that class at not less than the highest price paid for any interest in shares of that class by the offeror or any person acting in concert with it in that period. Further, if an offeror or any person acting in concert with it acquires any interest in shares for cash during the offer period, the offer for that class of shares must be in cash or accompanied by a cash alternative at a price at not less than the highest price paid by the offeror or any person acting in concert with it for shares of that class acquired during the offer period.
•
If after an announcement of a firm intention to make an offer is made and before the offer closes for acceptance, the offeror or any person acting in concert with them acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the then current value of the offer, the offer must be increased to not less than the highest price paid for the interest in shares so acquired.

•
The offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company.
•
Special or favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the independent adviser to the offeree.
•
All shareholders must be given the same information.
•
Each document published in connection with an offer by or on behalf of the offeror or offeree must state that the directors of the offeror or the offeree, as the case may be, accept responsibility for the information contained therein and that, to the best of their knowledge and belief (having taken all reasonable care to ensure that such is the case) the information contained therein is in accordance with the facts and does not omit anything likely to affect the import of such information.
•
Profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers.
•
Misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately.
•
Actions during the course of an offer (or even before if the board of the offeree company is aware that an offer is imminent) by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans (or the bidder consents to the proposed course of action). Frustrating actions would include, for example, issuing new shares, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group, to the extent such actions are not in the ordinary course of the offeree company's business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the first quarter of 2024 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - 31, 2024	1,167,996	$1.18
February 1 - 29, 2024	17,496	1.13
March 1 - 31, 2024	31,958	1.07
Total	1,217,450	$1.18

(1) Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

3.1	Amended and Restated Articles of Association of the Company	Current Report on Form 8-K filed with the Commission on April 22, 2024, as Exhibit 3.1	April 22, 2024

10.1	Amendment No. 3 to the Amarin Corporation plc 2020 Stock Incentive Plan	Current Report on Form 8-K filed with the Commission on April 22, 2024, as Exhibit 10.1	April 22, 2024

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: May 1, 2024

AMARIN CORPORATION PLC

By:	/s/ Tom Reilly
Tom Reilly

Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: May 1, 2024