Form 10-Q
period 2024-06-30
AMARIN CORP PLC\UK
filed 2024-07-31
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

411,171,121 common shares were outstanding as of July 26, 2024, including 402,356,734 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 8,814,387 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$215,924	$199,252
Restricted cash	525	525
Short-term investments	90,739	121,407
Accounts receivable, net	123,691	133,563
Inventory	239,408	258,616
Prepaid and other current assets	31,552	11,618
Total current assets	701,839	724,981
Property, plant and equipment, net	49	114
Long-term inventory	71,294	77,615
Operating lease right-of-use asset	7,540	8,310
Other long-term assets	1,287	1,360
Intangible asset, net	17,846	19,304
TOTAL ASSETS	$799,855	$831,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$54,383	$52,762
Accrued expenses and other current liabilities	176,159	204,174
Current deferred revenue	—	2,341
Total current liabilities	230,542	259,277
Long-Term Liabilities:
Long-term deferred revenue	—	2,509
Long-term operating lease liability	8,099	8,737
Other long-term liabilities	9,335	9,064
Total liabilities	247,976	279,587
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 421,751,350 shares issued, 411,113,770 shares outstanding as of June 30, 2024; 418,141,295 shares issued, 408,824,093 shares outstanding as of December 31, 2023	305,046	302,756
Additional paid-in capital	1,906,903	1,899,456
Treasury stock; 10,637,580 shares as of June 30, 2024; 9,317,202 shares as of December 31, 2023	(65,276)	(63,752)
Accumulated deficit	(1,594,794)	(1,586,363)
Total stockholders’ equity	551,879	552,097
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$799,855	$831,684

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Product revenue, net	$47,514	$65,187	$102,670	$149,841
Licensing and royalty revenue	19,977	14,980	21,340	16,301
Total revenue, net	67,491	80,167	124,010	166,142
Less: Cost of goods sold	24,722	23,199	49,337	48,993
Less: Cost of goods sold - restructuring inventory	—	14,300	—	26,554
Gross margin	42,769	42,668	74,673	90,595
Operating expenses:
Selling, general and administrative	38,547	50,953	78,436	110,540
Research and development	4,746	5,642	10,344	11,323
Restructuring	—	10,032	—	10,032
Total operating expenses	43,293	66,627	88,780	131,895
Operating loss	(524)	(23,959)	(14,107)	(41,300)
Interest income, net	3,271	3,001	6,654	5,222
Other income, net	145	3,043	1,689	3,667
Income (loss) from operations before taxes	2,892	(17,915)	(5,764)	(32,411)
(Provision for) benefit from income taxes	(1,370)	355	(2,667)	(1,609)
Net income (loss)	$1,522	$(17,560)	$(8,431)	$(34,020)
Earnings (loss) per share:
Basic	$0.00	$(0.04)	$(0.02)	$(0.08)
Diluted	$0.00	$(0.04)	$(0.02)	$(0.08)
Weighted average shares:
Basic	410,851	407,848	410,565	407,017
Diluted	411,395	407,848	410,565	407,017

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2023	418,141,295	(9,317,202)	302,756	1,899,456	(63,752)	(1,586,363)	552,097
Exercise of stock options	9,500	—	6	4	—	—	10
Vesting of restricted stock units	3,119,637	(1,217,450)	1,980	(1,980)	(1,436)	—	(1,436)
Stock-based compensation	—	—	—	5,218	—	—	5,218
Loss for the period	—	—	—	—	—	(9,953)	(9,953)
March 31, 2024	421,270,432	(10,534,652)	304,742	1,902,698	(65,188)	(1,596,316)	545,936
Issuance of common stock under employee stock purchase plan	139,982	—	89	33	—	—	122
Vesting of restricted stock units	340,936	(102,928)	215	(215)	(88)	—	(88)
Stock-based compensation	—	—	—	4,387	—	—	4,387
Income for the period	—	—	—	—	—	1,522	1,522
June 30, 2024	421,751,350	(10,637,580)	305,046	1,906,903	(65,276)	(1,594,794)	551,879

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Exercise of stock options	1,232,263	—	744	1,127	—	—	1,871
Vesting of restricted stock units	2,514,948	(827,523)	1,539	(1,539)	(1,507)	—	(1,507)
Stock-based compensation	—	—	—	5,556	—	—	5,556
Loss for the period	—	—	—	—	—	(16,460)	(16,460)
March 31, 2023	416,080,298	(8,814,354)	$301,285	$1,890,496	$(63,277)	$(1,543,711)	$584,793
Issuance of common stock under employee stock purchase plan	205,861	—	127	113	—	—	240
Exercise of stock options	6,000	—	4	3	—	—	7
Vesting of restricted stock units	800,242	(144,240)	490	(490)	(187)	—	(187)
Stock-based compensation	—	—	—	1,835	—	—	1,835
Loss for the period	—	—	—	—	—	(17,560)	(17,560)
June 30, 2023	417,092,401	(8,958,594)	$301,906	$1,891,957	$(63,464)	$(1,561,271)	$569,128

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,431)	$(34,020)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	65	94
Accretion of investments	(2,745)	(1,853)
Stock-based compensation	9,605	7,391
Amortization of intangible asset	1,458	1,403
Changes in assets and liabilities:
Accounts receivable, net	9,872	8,260
Inventory	25,529	43,013
Prepaid and other current assets	(19,934)	(23,814)
Other long-term assets	73	(522)
Interest receivable	(1)	104
Deferred revenue	(4,850)	(9,990)
Accounts payable and other current liabilities	(26,394)	11,627
Other long-term liabilities	403	(1,497)
Net cash (used in) provided by operating activities	(15,350)	196
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	—	(23)
Maturities of securities	133,000	96,993
Purchases of securities	(99,586)	(82,260)
Net cash provided by investing activities	33,414	14,710
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	122	240
Proceeds from exercise of stock options	10	1,878
Taxes paid related to stock-based awards	(1,524)	(1,694)
Net cash (used in) provided by financing activities	(1,392)	424
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	16,672	15,330
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	199,777	218,189
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$216,449	$233,519
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$(669)	$(671)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$189	$580
Initial recognition of furniture, fixtures and equipment lease	$—	$624

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S., under the brand name VASCEPA® (icosapent ethyl), or VASCEPA. The Company is also commercialized in certain European countries, such as the United Kingdom, or the UK, and Spain under the brand name VAZKEPA, hereinafter along with VASCEPA, collectively referred to as VASCEPA. The Company’s operations outside of the U.S. and Europe are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including China and Canada.

VASCEPA was first approved by the U.S. Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia, or the MARINE indication. In January 2013, the Company launched 1-gram size VASCEPA in the U.S. and in October 2016, introduced a 0.5-gram capsule size. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of the Company’s long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk patients, or the REDUCE-IT indication.

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	June 2024
Strides Pharma [1]	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc. [2]	December 2023	April 2024	April 2024

(1) Strides Pharma licensed its rights to the generic version of VASCEPA to Amneal Pharmaceuticals.

(2) Ascent Pharmaceuticals, Inc. licensed its rights to the generic version of VASCEPA to Camber Pharmaceuticals, Inc.

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA, in the European Union, or EU, to reduce the risk of cardiovascular events in high-risk, statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk. Collectively, CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On June 1, 2023, the Company announced the National Medical Products Administration, or NMPA, granted approval for VASCEPA under the MARINE indication and the Company's partner launched commercially in October 2023. On June 28, 2024 the Company's partner in China received NMPA approval for VASCEPA in Mainland China for the REDUCE-IT indication. On February 23, 2022, the Hong Kong Department of Health approved the use of VASCEPA under the REDUCE-IT indication.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At June 30, 2024, the Company had total assets of $799.9 million, of which $306.7 million consisted of cash and short-term investments. More specifically, the Company had current assets of $701.8 million, including cash and cash equivalents of $215.9 million, short-term investments of $90.7 million, accounts receivable, net, of $123.7 million and current inventory of $239.4 million. In addition, as of June 30, 2024, the Company had long-term inventory of $71.3 million. As of June 30, 2024, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2024 and December 31, 2023:

In thousands	June 30, 2024	December 31, 2023
Gross trade accounts receivable	$150,631	$160,686
Trade allowances	(19,347)	(18,834)
Chargebacks	(7,593)	(8,289)
Accounts receivable, net	$123,691	$133,563

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

The calculation of net income (loss) and the number of shares used to compute basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Net income (loss)—basic and diluted	$1,522	$(17,560)	$(8,431)	$(34,020)
Weighted average shares outstanding—basic and diluted	410,851	407,848	410,565	407,017
Effect of dilutive securities:
Restricted stock and restricted stock units	545	—	—	—
Stock options	—	—	—	—
Weighted average shares outstanding—diluted	411,395	407,848	410,565	407,017
Earnings (loss) per share—basic	$0.00	$(0.04)	$(0.02)	$(0.08)
Earnings (loss) per share—diluted	$0.00	$(0.04)	$(0.02)	$(0.08)

(1) Excluding the licensing revenue change in estimates discussed in Note 7 – Revenue Recognition, net earnings per share, basic and diluted, for the three months ended June 30, 2024 would have been a loss per share of $(0.01) and net loss per share for the three months ended June 30, 2023 would have been $(0.06) and net loss per share for the six months ended June 30, 2024 and 2023 would have been $(0.03) and $(0.10), respectively.

For the three and six months ended June 30, 2024 and 2023, the following potentially dilutive securities were not included in the computation of net earnings (loss) per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Stock options	24,792	16,000	25,337	16,000
Restricted stock and restricted stock units	14,926	14,903	14,926	14,903

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 28%, 34%, and 29%, respectively, of gross product sales for the six months ended June 30, 2024, and represented 40%, 30%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2024. Customers A, B, and C accounted for 30%, 36%, and 28%, respectively, of gross product sales for the six months ended June 30, 2023 and represented 39%, 34%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2023. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2024
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$103,609	$103,609	$—	$—
U.S. Treasury Securities	132,919	132,919	—	—
Repo Securities	5,000	—	5,000	—
Total	$241,528	$236,528	$5,000	$—

	December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Shares	$123,992	$123,992	$—	$—
Money Market Fund	99,226	99,226	—	—
Agency Securities	8,912	—	8,912	—
Repo Securities	3,250	—	3,250	—
Total	$235,380	$223,218	$12,162	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the six months ended June 30, 2024 and 2023 were both losses of less than $0.1 million. Interest on investments is reported in interest income.

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

The Company continues to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. As a result of the ongoing assessment, the Company recognized $14.3 million during the three months ended June 30, 2023 and $26.6 million during the six months ended June 30, 2023, within cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company.

The following table sets forth the components of the Company's restructuring charges for the three and six months ended June 30, 2023 (none in 2024):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
In thousands	2023	2023
Restructuring expense	$10,154	$10,154
Vendor contract charges	(122)	(122)
Total restructuring expense	10,032	10,032
Restructuring inventory	14,300	26,554
Total restructuring costs incurred	$24,332	$36,586

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2023	$13,589
Costs incurred	—
Payments	(3,361)
Balance at June 30, 2024	$10,228

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted early by the Company or adopted as of the specified effective date.

The Company has evaluated all recently issued accounting pronouncements through the date of the financial statements and found that no recently issued accounting pronouncements, when adopted, will have a material impact on the Company’s condensed consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of June 30, 2024, the intangible asset has an estimated weighted-average remaining useful life of 6.6 years. The carrying value as of June 30, 2024 and December 31, 2023 is as follows:

In thousands	June 30, 2024	December 31, 2023
Technology rights	$33,188	$33,188
Accumulated amortization	(15,342)	(13,884)
Intangible asset, net	$17,846	$19,304

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of June 30, 2024 and December 31, 2023 consist of the following:

In thousands	June 30, 2024	December 31, 2023
Raw materials	$142,594	$155,128
Work in process	33,670	5,373
Finished goods	134,438	175,730
Total inventory (1)	$310,702	$336,231

(1) Total inventory consists of both current inventory and long-term inventory. During the six months ended June 30, 2024, approximately $1.5 million of inventory was expensed through cost of goods sold for product dating inventory. During the three and six months ended June 30, 2023 approximately $1.1 million and $3.4 million, respectively, of finished goods were expensed through cost of goods sold related to unsellable inventory not related to product dating.

As of June 30, 2024 and December 31, 2023, the Company had $71.3 million and $77.6 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle of 12 months.

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

As has been a practice in the generic pharmaceutical industry, on April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the United States District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. On March 28, 2024, Teva Pharmaceuticals USA, Inc., or Teva, filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil action No. 24-cv-04341 alleging various antitrust violations analogous to those made by Dr. Reddy’s and Hikma. The Company filed a motion to dismiss the Teva complaint in May 2024, the motion remains pending. Further, on June 14, 2024, Apotex, Inc., or Apotex, filed a complaint against the Company in the United States District Court for the District of New Jersey. Civil action No. 24-cv-07041 alleging various antitrust violations analogous to those made by Dr. Reddy's, Hikma and Teva. The complaints also include a related state law tortious interference claim. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, Hikma, Teva and Apotex, respectively, treble damages, other costs and fees and injunctive relief against the alleged violative activities. Amarin believes it has valid defenses and will vigorously defend against the claims. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

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

On October 21, 2021, a purported investor in the Company's publicly traded securities filed a putative class action lawsuit against the Company, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). A subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the Company's patent litigation related to its Abbreviated New Drug Application, or ANDA, that sought U.S. FDA approval for the sale of generic versions of VASCEPA, or ANDA litigation, and the risk that certain of the Company's patents related to the MARINE indication would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. In October 2022, the court consolidated the cases and appointed a lead plaintiff for the putative class. On January 13, 2023, lead plaintiff filed an amended complaint that also named the former general counsel, and again alleged that the Company made false statements regarding the ANDA litigation as well as about the REDUCE-IT indication and VASCEPA’s financial prospects resulting from REDUCE-IT. All defendants have moved to dismiss the amended complaint and the motion remains pending. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the United States in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss the Company's lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court, finding that the Company's allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. The case will return to the district court and proceed accordingly.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company. As of the date of filing of this Quarterly Report, the Company has a total of approximately $29.0 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. In addition, the Company has total obligations of $186.5 million, which excludes the contingency obligations described below, contingent on either certain suppliers obtaining regulatory approval in Europe or obtaining pricing reimbursement in certain European countries.

In addition to the above, the Company was unable to obtain pricing reimbursement in certain countries outlined within renegotiated supply agreements by June 30, 2024, triggering obligations up to $15.8 million. The Company continues to renegotiate supply agreements with a reasonable estimate of the liability amounting to $8.0 million; the Company had previously recorded an $8.0 million provision, in cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The ultimate resolution of the negotiations could result in up to an additional $7.8 million of the amount accrued.

Also, under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.3 million as of June 30, 2024) for the potential market approval.

The Company has no provision for any of these obligations, except the $8.0 million provision noted above, since the amounts are either not paid or payable as of June 30, 2024.

(6) Equity

Common Stock

There was no common stock activity during the six months ended June 30, 2024 and 2023, except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of June 30, 2024:

June 30, 2024
Outstanding stock options	25,336,953
% of outstanding shares on a fully-diluted basis	6%
Outstanding RSUs	14,926,385
% of outstanding shares on a fully-diluted basis	3%

The following table represents equity awards activity during the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Common shares issued for stock option exercises	9,500	1,238,263
Gross and net proceeds from stock option exercises	$10,260	$1,878,000
Common shares issued in settlement of vested RSUs	2,992,343	3,037,583
Shares retained for settlement of employee tax obligations ─ RSUs	1,092,998	851,549
Common shares issued in settlement of vested Performance-based RSUs (1)	468,230	277,607
Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	227,380	120,214
(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions during the year.

In July 2024, the Company granted 5,000,000 stock options to Aaron Berg in connection with his appointment as President and Chief Executive Officer, which will vest upon achievement of specified stock price conditions for the Company.

In April 2024, the Company granted a total of 492,296 RSUs and 1,438,360 stock options to members of the Company's Board of Directors. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2024 and 2023:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2023	$18,834	$143,033	$7,732	$1,902	$171,501
Provision related to current period sales	43,239	413,252	1,003	5,865	463,359
Provision related to prior period sales	—	(2,111)	—	—	(2,111)
Credits/payments made for current period sales	(24,557)	(292,412)	(74)	(4,440)	(321,483)
Credits/payments made for prior period sales	(18,169)	(133,453)	(2,272)	(1,986)	(155,880)
Balance as of June 30, 2024	$19,347	$128,309	$6,389	$1,341	$155,386

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2022	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	44,069	337,129	1,059	9,337	391,594
Provision related to prior period sales	—	(7,168)	(250)	107	(7,311)
Credits/payments made for current period sales	(24,778)	(256,492)	—	(8,520)	(289,790)
Credits/payments made for prior period sales	(42,389)	(70,842)	(1,219)	(1,008)	(115,458)
Balance as of June 30, 2023	$21,528	$138,720	$8,336	$1,972	$170,556

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. During the three months ended June 30, 2024, the Company adjusted the measure of performance and recognized an additional $4.0 million of license revenue relating to Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding. Excluding this change in estimate, net loss per share basic and diluted for the six months ended June 30, 2024 would have been $(0.03). During the three months ended June 30, 2023, the Company adjusted the measure of performance and recognized an additional $5.0 million and $5.3 million of license revenue relating to Edding, and HLS Therapeutics Inc., or HLS, respectively. Excluding this change in estimate, net loss per share basic and diluted for the six months ended June 30, 2023 would have been $(0.10). Refer to Note 8—Development, Commercialization and Supply Agreements for further details.

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

Upon closing of the DCS Agreement, the Company received a non-refundable $15.0 million upfront payment. In March 2016, Edding submitted its clinical trial application, or CTA, with respect to the MARINE indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $1.0 million milestone payment. In March 2017, the CTA was approved by the Chinese regulatory authority and, in December 2017, Edding commenced a pivotal clinical trial aimed to support the regulatory approval of the first indication of VASCEPA in a patient population with severe hypertriglyceridemia in Mainland China. In November 2020, the Company announced statistically significant topline results from the Phase 3 clinical trial of VASCEPA conducted by Edding, which was used to seek regulatory approval in Mainland China. In October 2023, Edding submitted its CTA with respect to the REDUCE-IT indication for VASCEPA to the Chinese regulatory authority. Following the CTA submission, the Company received a non-refundable $3.0 million milestone. The Company received approval of VASCEPA under the REDUCE-IT indication in Hong Kong in February 2022 and under the MARINE and REDUCE-IT indications in Mainland China in June of 2023 and 2024, respectively. Following approval of VASCEPA in Mainland China under the MARINE indication in June 2023, the Company received a non-refundable $5.0 million milestone payment and under the REDUCE-IT indication in June 2024, the Company recognized a non-refundable $15.0 million milestone payment. No additional regulatory milestone achievements are expected.

In addition to the non-refundable, upfront and regulatory milestone payments described above, the Company is entitled to receive tiered double-digit percentage royalties on net sales of VASCEPA in the China Territory escalating to the high teens. The achievement of sales-based milestone events occur when annual aggregate net sales of VASCEPA in the territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million, for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

The transaction price includes the $15.0 million upfront consideration received, the $1.0 million milestone payment received related to the successful submission of the CTA for the MARINE indication, the $5.0 million milestone payment received related to the approval of VASCEPA under the MARINE indication, the $3.0 million milestone payment related to the submission of the CTA for the REDUCE-IT indication and $15.0 million milestone payment related to the approval of VASCEPA under the REDUCE-IT indication. None of the other clinical or regulatory milestones has been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As discussed above, during the second quarter of 2023, Edding received regulatory approval in China under the MARINE indication and pursuit of additional indications outside of the REDUCE-IT indication was not probable. As a result, the Company reevaluated the performance period and determined that completion of the remaining performance obligations was estimated to be by the end of December 2025. The effect of this change in estimate from the previously received upfront payment and prior year milestone payments was an increase of $5.0 million in licensing revenue and a related reduction in net loss by $5.0 million in the six months ended June 30, 2023. In addition, the Company recognized $3.9 million related to the milestone payment received in the second quarter of 2023 for the MARINE indication approval and the remaining $1.1 million would have been recognized over the remaining performance period through December 2025. The change in estimate in 2023 resulted in the remaining performance period decreasing from 11 years to three years for recognizing the remaining deferred revenue.

During the second quarter of 2024, Edding received approval in China under the REDUCE-IT indication. The REDUCE-IT indication approval concludes the Company's support for regulatory activities and, as noted above, pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2024, resulting in a decrease of the previous performance period of two years. The effect of this change in estimate from the previously received upfront payment and prior year milestone payments was an increase of $4.0 million in licensing revenue and a related reduction in net loss by $4.0 million in the six months ended June 30, 2024. In addition, the Company also recognized $15.0 million in the second quarter related to the REDUCE-IT indication approval milestone.

During the six months ended June 30, 2024 and 2023, the Company recognized $19.4 million and $9.4 million, respectively, as licensing revenue related to the upfront and milestone payments received in connection with the Edding agreement. From contract inception through June 30, 2024 and December 31, 2023, the Company recognized $40.1 million and $20.6 million, respectively, as licensing revenue under the DCS Agreement concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation. As of December 31, 2023, the remaining transaction price of $4.4 million is recorded in deferred revenue on the condensed consolidated balance sheets. The Company fully recognized the transaction price as of June 30, 2024.

The Company recognized net product revenue of $0.1 million and $3.4 million for the three and six months ended June 30, 2024, respectively, related to sales to Edding (none in 2023).

Biologix FZCo

In March 2016, the Company entered into an agreement with Biologix FZCo, or Biologix, a company incorporated under the laws of the United Arab Emirates, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, the Company granted to Biologix a non-exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Upon closing of the agreement, the Company received a non-refundable upfront payment, which has been fully recognized as of June 30, 2024. The Company is entitled to receive all payments based on total product sales and pays Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price.

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

The Company recognized net product revenue of nil and $0.3 million for the three and six months ended June 30, 2023, respectively, related to sales to Biologix (none in 2024).

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

The transaction price included the $5.0 million upfront consideration, the $2.5 million milestone related to the achievement of the REDUCE-IT trial primary endpoint, the $2.5 million milestone related to obtaining approval from Health Canada and $3.8 million milestone related to obtaining regulatory exclusivity from the OPML. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur and therefore have also been excluded from the transaction price.

During the second quarter of 2023, the Company concluded support for regulatory activities and pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2023, resulting in a decrease of the previous performance period of eight years. The effect of this change in estimate was the remaining transaction price of $5.3 million being recognized in licensing revenue and a related reduction in net loss by $5.3 million in the six months ended June 30, 2023 from the previously received upfront payment and prior year milestone payments.

During the six months ended June 30, 2023, the Company recognized $5.6 million as licensing revenue related to upfront and milestone payments received in connection with the HLS agreement. The Company fully recognized the transaction price as of June 30, 2023.

The Company recognized net product revenue of nil for both the three months ended June 30, 2024 and 2023, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively, related to sales to HLS.

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

During the six months ended June 30, 2023, the Company recognized $0.5 million as licensing revenue related to the up-front payment received in connection with the CSL agreement (none in 2024).

The following table presents changes in the balances of the Company’s contract assets and liabilities during the six months ended June 30, 2024 and 2023:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2024:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (1)	$4,850	$—	$(4,850)	$—

Six months ended June 30, 2023:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (2)	$15,346	$5,000	$(14,990)	$5,356

(1) The approximately $4.9 million reduction consists primarily of recognition of $4.0 million relating to the change in estimate for Edding during the three months ended June 30, 2024.

(2) The approximately $15.0 million reduction consists of recognition of $5.0 million and $5.3 million relating to the change in estimate for Edding and HLS, respectively, as well as recognizing, based on the revised timeline $3.9 million for the MARINE indication approval in China achieved during the three months ended June 30, 2023.

During the six months ended June 30, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Six months ended June 30,
Revenue recognized in the period from:	2024	2023
Amounts included in contract liability at the beginning of the period	$1,180	$11,097
Performance obligations satisfied in previous periods	$3,670	$1,722

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

The total operating lease liability is $9.7 million and $10.6 million and the total operating lease right-of-use asset is $7.5 million and $8.3 million, as of June 30, 2024 and December 31, 2023, respectively.

The lease expense for the three and six months ended June 30, 2024 is approximately $0.8 million and $1.7 million, respectively. The lease expense for the three and six months ended June 30, 2023 is approximately $0.8 million and $1.7 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of June 30, 2024:

Undiscounted lease payments
Remainder of 2024	$1,429
2025	2,363
2026	2,193
2027	1,965
2028	1,978
2029 and thereafter	3,273
Total undiscounted payments	$13,201
Discount Adjustments	$(3,482)
Current operating lease liability	$1,620
Long-term operating lease liability	$8,099

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

The components of lease income are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income from sales-type leases	$16	$17	$32	$28
Operating lease income	249	249	497	414
Loss recognized at commencement date of sales type lease	—	—	—	(61)
Total	$265	$266	$529	$381

Future minimum sales type lease and operating lease receivables as of June 30, 2024 are as follows:

	Sales-Type Leases	Operating Leases
Remainder of 2024	$59	$504
2025	119	1,029
2026	122	1,051
2027	125	1,073
2028	127	1,096
2029 and thereafter	345	2,974
Total	$897	$7,727

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication and we commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk. On June 1, 2023, we announced that regulatory approval from the National Medical Products Administration, or NMPA, for VASCEPA in Mainland China was received by our partner for the MARINE indication and on June 28, 2024 our partner received NMPA approval for VASCEPA in Mainland China for the REDUCE-IT indication.

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

Management Succession Plan

As announced and effective on June 3, 2024, Patrick Holt voluntarily resigned as President and Chief Executive Officer and as a member of the Board of Directors. Effective June 4, 2024, the Board of Directors appointed Aaron Berg, previously our Executive Vice President, President U.S., to succeed Mr. Holt as our President and Chief Executive Officer, and as a member of the Board of Directors.

Organizational Restructuring Program

On July 18, 2023, we announced that we were implementing a new Organizational Restructuring Program, or the ORP, resulting in the elimination and consolidation of certain roles across our organization, both in the U.S. and abroad and representing a reduction of our total employee base by approximately 30%. The ORP was implemented following a review of our business and to better position the organization for a new strategic focus. The ORP resulted in an operating cost reduction of $50.0 million annually. Our refocused strategic priorities and restructuring plan focuses on three core areas:

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	June 2024
Strides Pharma [1]	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc. [2]	December 2023	April 2024	April 2024

(1) Strides Pharma licensed its rights to the generic version of VASCEPA to Amneal Pharmaceuticals.

(2) Ascent Pharmaceuticals, Inc. licensed its rights to the generic version of VASCEPA to Camber Pharmaceuticals, Inc.

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

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	N/A	March 2022	March 2022	March 2022
Finland	N/A	October 2022	December 2022	December 2022
England/Wales	N/A	July 2022	October 2022	October 2022
Spain	N/A	July 2023	September 2023	September 2023
Netherlands	N/A	August 2023	September 2023	September 2023
Scotland	N/A	August 2023	August 2023	September 2023
Greece (1)	N/A	May 2024	June 2024	June 2024
Portugal	N/A	August 2024	August 2024	N/A
Austria	September 2022	N/A	September 2022	N/A
Denmark	June 2022	N/A	June 2022	N/A

(1) Vianex S.A will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

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

Patients at high risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists, rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies than in the United States. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion than in the United States. In Europe, VAZKEPA has the benefit of 10 years of market protection, and in April 2024 we were issued a patent that extended our exclusivity to 2039.

Rest of World

As discussed above, one of the core areas of focus from our ORP is continuing to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, Australia and New Zealand and we will continue to explore additional partnerships.

China

In February 2015, we entered into an exclusive agreement with Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, to develop and commercialize VASCEPA capsules in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). In November 2020, we announced statistically significant topline positive results from this Phase 3 clinical trial of VASCEPA conducted by Edding. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 9, 2021, we announced that the regulatory review processes in Mainland China and Hong Kong had commenced. On February 23, 2022, the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In Mainland China, the NMPA accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. In Mainland China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA NDA was initiated. The Company announced on June 1, 2023 that Edding received approval from the NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding's submission of a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication was accepted. On June 28, 2024, Edding received approval from the NMPA for VASCEPA in Mainland China under the REDUCE-IT indication.

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

Other

We are in the final year of a three-year plan to submit and obtain regulatory approval in 20 or more additional countries and regions in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Quarterly Report, we have filed for regulatory review in 22 countries and regions and have received approval in 15 countries and regions outside of the United States and EMA regulatory approval authority, including in Mainland China, Switzerland, Australia, New Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. In July 2023, the Company entered into an agreement with Lotus Pharmaceuticals to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. In August 2023, the Company entered into an agreement with Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VAZKEPA in Israel, Gaza, West Bank, and the territories of the Palestinian Authority. In May 2024, the Company entered into an agreement with Vianex

S.A. to import, register, distribute and commercialize VAZKEPA in Greece. The Company will be responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the United States and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Research and Development

Since its inception in 2011, the REDUCE-IT cardiovascular outcomes study of VASCEPA has been the centerpiece of our research and development. Most of our other research and development during this period also pertained to VASCEPA, including the study of the mechanism of action of the single active ingredient in VASCEPA, icosapent ethyl, or IPE. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for VASCEPA in the United States and continue to pursue approval for VASCEPA around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study.

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 40 clinical treatment guidelines, consensus statements or scientific statements from medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Australia, Canada, China and the Middle East as well as guidelines or statements which were newly received during the second quarter of 2024 as listed below:

•
In March 2024, the Geriatric Medicine branch of the Chinese Medical Association published an expert consensus on the use of omega-3 fatty acid prescription drugs. This included that in statin-treated patients IPE is recommended for patients at risk for atherosclerotic cardiovascular disease, or ASCVD, or patients with peripheral arterial disease whose TG level is elevated. In addition, this consensus stated that IPE can reduce CV residual risk in patients with ischemic heart disease if TG level is greater than 199 mg/dL and can reduce the risk of a recurrence of stroke.
•
In April 2024, American Diabetes Association published a statement stating that for individuals residing in a detention facility that have elevated TG levels (135-499 mg/dL) despite statin use, and additional CV risk factors should be treated with IPE to reduce CV risk.

In May 2024, we supported two data presentations showcasing the mechanistic activity of eicosapentaenoic acid, or EPA, at the European Atherosclerosis Society scientific session in Lyon, France. These presentations may advance the understanding of how EPA and VASCEPA work to reduce CV events in at-risk patients.

In June 2024, we supported a poster with real world, observational, safety data of IPE from a U.S. database at the National Lipid Association scientific session in Las Vegas, Nevada. This presentation may advance the understanding of the safety profile of IPE in the real world and how it compares to the safety listed in the approved labeling and those from the large REDUCE-IT CV outcomes trial.

In the first six months of 2024, Amarin and global medical and scientific collaborators supported over 15 publications inclusive of accepted abstracts, posters, and accepted journal manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of June 30, 2024, we had inventory of $310.7 million, of which 70% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, VASCEPA is sold to three major wholesalers, as well as several regional wholesalers along with mail order pharmacy providers, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources, such as Symphony Health, may differ from period to period. During the quarters ended June 30, 2024 and 2023, our product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the United States.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the three and six months ended June 30, 2023, we incurred costs within Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our July 2023 ORP, which consists of severance pay, incentive compensation, insurance benefits, stock-based compensation expense and other contract related costs.

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

(Provision for) benefit from income taxes. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for 2024 and 2023 are not more likely than not to be realized.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and June 30, 2023

Total revenue, net. We recorded total revenue, net, of $67.5 million and $80.2 million during the three months ended June 30, 2024 and 2023, respectively, a decrease of $12.7 million, or 16%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the three months ending June 30, 2024, we also sold VASCEPA by prescription in certain countries in Europe as well as certain countries outside of the United States and Europe, such as China and Canada, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $20.8 million decrease in U.S. net product revenue offset in part by a $3.1 million increase in net product revenue outside of the United States and a $5.0 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $47.5 million and $65.2 million during the three months ended June 30, 2024 and 2023, respectively, a decrease of $17.7 million, or 27%. This decrease was due primarily to a 32% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net of $43.8 million and $64.6 million during the three months ended June 30, 2024 and 2023, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, decreased for the three months ended June 30, 2024 by 1% as compared to the three months ended June 30, 2023. Our share of the icosapent ethyl market has increased to approximately 59% in the three months ended June 30, 2024 compared to approximately 57% in the three months ended June 30, 2023. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions increased by 2% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

In Europe, we recorded product revenue, net, of $3.5 million and $0.6 million during the three months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024, we recorded $0.2 million of product revenue, net, from our collaboration partners compared to nil during the three months ended June 30, 2023.

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

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended June 30, 2024 and 2023 was $20.0 million and $15.0 million, respectively, an increase of $5.0 million, or 33%. Licensing and royalty revenue has increased primarily due to recognition of the REDUCE-IT indication milestone in China offset by recognition of previously achieved milestone payments from HLS in the prior year. Licensing and royalty revenue recognized in the current period relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•
Edding – a $15.0 million upfront payment received in February 2015, a $1.0 million milestone payment achieved in March 2016 following submission of the clinical trial application to the Chinese regulatory authority, a $5.0 million milestone payment achieved in June 2023 following NMPA approval of VASCEPA under the MARINE indication, a $3.0 million milestone payment achieved in October 2023 following a regulatory submission to the NMPA for VASCEPA under the REDUCE-IT indication and a $15.0 million milestone payment achieved in June 2024 following regulatory approval of VASCEPA under the REDUCE-IT indication. As of June 30, 2024, these payments have been fully recognized.

Licensing and royalty revenue recognized in the prior period relates to partial recognition of the above upfront and previously achieved milestones, excluding the REDUCE-IT indication approval, as well as below amounts received in connection with the following VASCEPA licensing agreements:

•
HLS – a $5.0 million upfront payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018, a $2.5 million milestone payment that was received following U.S. FDA approval of a new indication and label expansion in December 2019, and a $3.8 million milestone payment that was received as a result of obtaining a regulatory exclusivity designation in January 2020. As of June 30, 2023, these payments have been fully recognized.

The upfront and milestone payments from Edding and HLS were being recognized over the estimated period in which we were required to provide regulatory and development support pursuant to the respective agreements which were satisfied in 2024 and 2023, respectively. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the three months ended June 30, 2024 and 2023 was $24.7 million and $37.5 million, respectively, a decrease of $12.8 million, or 34%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the three months ended June 30, 2023, we recorded as cost of goods sold - restructuring inventory $14.3 million as a result of amendments to our supplier agreements.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2024 and 2023 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended June 30, 2024 and 2023 was 48% and 42%, respectively. Excluding the restructuring inventory charge, gross margin was 48% and 64% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2024 and 2023 was $38.5 million and $51.0 million, respectively, a decrease of $12.4 million, or 24%. Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 are summarized in the table below:

	Three months ended June 30,
In thousands	2024	2023
Selling expense (1)	$20,497	$32,311
General and administrative expense (2)	14,522	17,691
Non-cash stock-based compensation expense (3)	3,528	951
Total selling, general and administrative expense	$38,547	$50,953

(1)
Selling expense for the three months ended June 30, 2024 and 2023 was $20.5 million and $32.3 million, respectively, a decrease of $11.8 million, or 37%. This decrease is primarily due to a reduction in costs associated with our ORP and cost reduction plans resulting in decreased promotional initiatives, reduced travel and elimination of our U.S. sales force.

(2)
General and administrative expense for the three months ended June 30, 2024 and 2023 was $14.5 million and $17.7 million, respectively, a decrease of $3.2 million, or 18%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the ORP and cost reduction plans.
(3)
Non-cash stock-based compensation expense for the three months ended June 30, 2024 and 2023 was $3.5 million and $1.0 million, respectively, an increase of $2.6 million, or 271%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The increase is due to prior years reversal of expense associated with our former CEO's resignation, as well as certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

As part of our ORP announced in July 2023, we have redesigned our commercial infrastructure in Europe and in the U.S. as well as focusing on maximizing U.S. cash flow through a streamlined model, which has resulted in $50.0 million in operating cost reductions annually. We will continue to evaluate all of our spending commitments and priorities based on our refocused strategic priorities and restructuring plan.

Research and development expense. Research and development expense for the three months ended June 30, 2024 and 2023 was $4.7 million and $5.6 million, respectively, a decrease of $0.9 million, or 16%. Research and development expenses for the three months ended June 30, 2024 and 2023 are summarized in the table below:

	Three months ended June 30,
In thousands	2024	2023
REDUCE-IT study and presentations (1)	$113	$285
Fixed-dose combination (2)	—	367
Regulatory filing fees and expenses (3)	402	620
Non-clinical research activities (4)	325	350
Internal staffing, overhead and other (5)	3,047	3,136
Research and development expense, excluding non-cash expense	3,887	4,758
Non-cash stock-based compensation expense (6)	859	884
Total research and development expense	$4,746	$5,642

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

Restructuring expense. Restructuring expense for the three months ended June 30, 2024 and 2023 was nil and $10.0 million, respectively, a decrease of $10.0 million, or 100%. The charge in the prior year is due to the implementation of the ORP which was approved during the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the three months ended June 30, 2024 and 2023 was $3.3 million and $3.0 million, respectively, an increase of $0.3 million, or 9%. Interest income, net, represents income earned on cash and investment balances. The increase is primarily due to higher investment balances in the current year period compared to the prior year period.

Other income, net. Other income, net, for the three months ended June 30, 2024 and 2023 was income of $0.1 million and $3.0 million, respectively, a decrease of $2.9 million, or 95%. Other income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility and in the prior year the ERC awarded as part of the CARES Act. The decrease in other income, net, is primarily due to receiving formal notice in the prior year from the IRS that we are entitled to the ERC funds and that receipt of a $3.9 million credit is probable.

(Provision for) benefit from income taxes. Provision for income taxes for the three months ended June 30, 2024 was $1.4 million and a benefit for the three months ended June 30, 2023 was $0.4 million, respectively. The provision for the three months ended June 30, 2024 is the result of changes in unrecognized tax benefits and income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Total revenue, net. We recorded total revenue, net, of $124.0 million and $166.1 million during the six months ended June 30, 2024 and 2023, respectively, a decrease of $42.1 million, or 25%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the six months ended June 30, 2024, we also sold VASCEPA by prescription in certain countries in Europe as well as certain countries outside of the United States and Europe, such as China and Canada, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $54.7 million decrease in U.S. net product revenue offset in part by a $7.6 million increase in net product revenue outside of the United States and a $5.0 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $102.7 million and $149.8 million during the six months ended June 30, 2024 and 2023, respectively, a decrease of $47.2 million, or 31%. This decrease was due primarily to a 37% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net, of $91.9 million and $146.6 million during the six months ended June 30, 2024 and 2023, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, decreased for the six months ended June 30, 2024 by 3% as compared to the six months ended June 30, 2023. Our share of the icosapent ethyl market remained consistent at approximately 57% in both the six months ended June 30, 2024 and 2023. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 1% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

In Europe, we recorded product revenue, net, of $5.4 million and $1.1 million during the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, we recorded $5.4 million of product revenue, net, from our collaboration partners compared to $2.1 million during the six months ended June 30, 2023.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2024, we continue to focus on obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as progressing regulatory filings and supporting approval processes in up to six countries throughout the rest of the world.

Licensing and royalty revenue. Licensing and royalty revenue during the six months ended June 30, 2024 and 2023 was $21.3 million and $16.3 million, respectively, an increase of $5.0 million, or 31%. Licensing and royalty revenue increased primarily due to recognition of the REDUCE-IT indication milestone in China, offset by the recognition of CSL upfront payment and recognition of previously achieved milestone payments from HLS in the prior year. Licensing and royalty revenue recognized in the current period relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

•
Edding – a $15.0 million upfront payment received in February 2015, a $1.0 million milestone payment achieved in March 2016 following submission of the clinical trial application to the Chinese regulatory authority, a $5.0 million milestone payment achieved in June 2023 following NMPA approval of VASCEPA under the MARINE indication, a $3.0 million milestone payment achieved in October 2023 following a regulatory submission to the NMPA for VASCEPA under the REDUCE-IT indication and a $15.0 million milestone payment achieved in June 2024 following regulatory approval of VASCEPA under the REDUCE-IT indication. As of June 30, 2024, these payments have been fully recognized.

Licensing and royalty revenue recognized in the prior period relates to the partial recognition of the above upfront and previously achieved milestones, excluding the REDUCE-IT indication approval, as well as below amounts received in connection with the following VASCEPA licensing agreements:

•
HLS – a $5.0 million upfront payment which was received upon closing of the agreement in September 2017, a $2.5 million milestone payment that was received following achievement of the REDUCE-IT trial primary endpoint in September 2018, a $2.5 million milestone payment that was received following U.S. FDA approval of a new indication and label expansion in December 2019, and a $3.8 million milestone payment that was received as a result of obtaining a regulatory exclusivity designation in January 2020. As of June 30, 2023, these payments have been fully recognized.
•
CSL – a $0.5 million up-front payment which was received upon closing of the agreement in January 2023.

The upfront and milestone payments from Edding and HLS were being recognized over the estimated period in which we were required to provide regulatory and development support pursuant to the respective agreements which were satisfied in 2024 and 2023, respectively. The upfront payment from CSL was recognized in January 2023 upon closing of the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the six months ended June 30, 2024 and 2023 was $49.3 million and $75.5 million, respectively, a decrease of $26.2 million, or 35%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the six months ended June 30, 2023, we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in charges of $26.6 million which were recorded as cost of goods sold - restructuring inventory.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2024 and 2023 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for each of the six months ended June 30, 2024 and 2023 was 52% and 50%, respectively. Excluding the restructuring inventory gross margin was 52% and 67% for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2024 and 2023 was $78.4 million and $110.5 million, respectively, a decrease of $32.1 million, or 29%. Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 are summarized in the table below:

	Six months ended June 30,
In thousands	2024	2023
Selling expense (1)	$40,892	$64,465
General and administrative expense (2)	29,804	40,781
Non-cash stock-based compensation expense (3)	7,740	5,294
Total selling, general and administrative expense	$78,436	$110,540

(1)
Selling expense for the six months ended June 30, 2024 and 2023 was $40.9 million and $64.5 million, respectively, a decrease of $23.6 million, or 37%. This decrease is primarily due to a reduction in costs associated with our ORP and cost reduction plans resulting in decreased promotional initiatives, reduced travel and elimination of our U.S. sales force.
(2)
General and administrative expense for the six months ended June 30, 2024 and 2023 was $29.8 million and $40.8 million, respectively, a decrease of $11.0 million, or 27%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the ORP and cost reduction plans, decreases in branded pharma fees as a result of lower sales due to additional generic entrants in the market and decreased advisory fees related to the shareholder's special meeting in the prior year.
(3)
Non-cash stock-based compensation expense for the six months ended June 30, 2024 and 2023 was $7.7 million and $5.3 million, respectively, an increase of $2.4 million, or 46%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The increase is due to prior years reversal of expense associated with our former CEO's resignation, as well as certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

As part of our ORP announced in July 2023, we have redesigned our commercial infrastructure in Europe and in the U.S. as well as focusing on maximizing U.S. cash flow through a streamlined model, which has resulted in $50.0 million in operating cost reductions annually. We will continue to evaluate all of our spending commitments and priorities based on our refocused strategic priorities and restructuring plan.

Research and development expense. Research and development expense for the six months ended June 30, 2024 and 2023 was $10.3 million and $11.3 million, respectively, a decrease of $1.0 million, or 9%. Research and development expenses for the six months ended June 30, 2024 and 2023 are summarized in the table below:

	Six months ended June 30,
In thousands	2024	2023
REDUCE-IT study and presentations (1)	$998	$794
Fixed-dose combination (2)	44	641
Regulatory filing fees and expenses (3)	1,271	977
Non-clinical research activities (4)	703	458
Internal staffing, overhead and other (5)	5,463	6,356
Research and development expense, excluding non-cash expense	8,479	9,226
Non-cash stock-based compensation expense (6)	1,865	2,097
Total research and development expense	$10,344	$11,323

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

Restructuring expense. Restructuring expense for the six months ended June 30, 2024 and 2023 was nil and $10.0 million, respectively, a decrease of $10.0 million, or 100%. The charge in the prior year is due to the implementation of the ORP which was approved in the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the six months ended June 30, 2024 and 2023 was $6.7 million and $5.2 million, respectively, an increase of $1.4 million, or 27%. Interest income, net represents income earned on cash and investment balances. The increase is primarily due to higher investment balances in the current year period compared to the prior year period.

Other income, net. Other income, net, for the six months ended June 30, 2024 and 2023 was income of $1.7 million and $3.7 million, respectively, a decrease of $2.0 million, or 54%. Other income, net, primarily consists of the ERC awarded as part of the

CARES Act, gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility. The decrease in other income, net is primarily due to receiving formal notice in the prior year from the IRS that we are entitled to the ERC funds and that receipt of a $3.9 million credit is probable.

(Provision for) benefit from income taxes. Provision for income taxes for the six months ended June 30, 2024 and 2023 was $2.7 million and $1.6 million, respectively. The provision for the six months ended June 30, 2024 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability. The increase compared to prior year is primarily due to a higher annualized estimated tax rate using 2024 compared to 2023 due to changes in unrecognized tax benefits.

Liquidity and Capital Resources

As of June 30, 2024, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $216.4 million and short-term investments of $90.7 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2024	2023
Cash (used in) provided by:
Operating activities	$(15.4)	$0.2
Investing activities	33.4	14.7
Financing activities	(1.4)	0.4
Increase in cash and cash equivalents and restricted cash	$16.6	$15.3

Net cash used in operating activities increased during the six months ended June 30, 2024 as compared to net cash provided by operating activities during the same period in 2023. This is primarily as a result of inventory purchases and restructuring payments made in 2024 which did not occur in the same period in 2023.

Net cash provided by investing activities during the six months ended June 30, 2024 increased due primarily to proceeds from the maturity of $133.0 million in investment grade interest-bearing instruments, partially offset by $99.6 million in purchases of the investment grade interest-bearing instruments as compared to the same period in 2023 where proceeds from the maturity of investment grade interest-bearing instruments was $97.0 million, partially offset by $82.3 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities during the six months ended June 30, 2024 as compared to net cash provided by financing activities during the same period in 2023 was primarily as a result of a decrease in proceeds related to stock option exercises.

As of June 30, 2024, we had net accounts receivable of $123.7 million, current inventory of $239.4 million and long-term inventory of $71.3 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.6 billion as of June 30, 2024. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States and pricing and reimbursement of VAZKEPA in Europe.

In July 2023, we announced that we were implementing the ORP resulting in the elimination and consolidation of certain roles across the organization, both in the United States and abroad, representing a reduction of our total employee base by approximately 30%. In the U.S., all sales force positions were eliminated, with the managed care and trade organization continuing to support U.S. commercial efforts, and 30% of non-sales positions were eliminated, while in Europe we have redesigned our commercial infrastructure to better align with pricing and reimbursement status, commercial progress to date, as well as streamlining certain cross-geographic functions and better leveraging learnings across countries. These actions reduced operating costs by $50.0 million annually.

On January 10, 2024, we announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's ordinary shares held in the form of American Depository Shares. We received shareholder and UK High Court approval of the share repurchase plan in April and May 2024, respectively. The Company has not commenced any share repurchases to date, but we will continue to monitor business and market conditions.

As of June 30, 2024, we had cash and cash equivalents of $215.9 million and short-term investments of $90.7 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and are adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Information regarding reportable legal proceedings is contained in “Item 3. Legal Proceedings” of our Annual Report. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three and six months ended June 30, 2024, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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

Except where denoted with an “*”, these risk factors have not been materially updated from our Annual Report on 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, or our Annual Report.

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
•
our Organizational Restructuring Program, or ORP, effected in July 2023, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint;
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
•
our efforts to return capital to our shareholders and increase shareholder value, including our share repurchase program, may not be implemented in a timely manner or at all, or may not have the expected results; and
•
if we are no longer able to meet the listing requirements of the NASDAQ Stock Market, our stock may be delisted.

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

Generally, once a generic version of a drug is available in the market, the generic version is typically used by pharmacies across the U.S. to fill prescriptions for any use of the drug, subject to state substitution laws. Although we intend to vigorously defend our intellectual property rights related to VASCEPA, there can be no assurance that we will be successful in preventing use of generic versions of VASCEPA in indications for which they have not been approved by the U.S. FDA, even if such use is determined to infringe certain of our patent claims.

Given the changing dynamic in the U.S. market at the time, we initiated cost and organizational restructuring plans which resulted in eliminating our U.S. sales force, while maintaining our managed care and trade organization to support our U.S. commercial efforts, and our overall headcount was reduced by 30% as part of our ORP. Although these initiatives reduced operating costs by $50.0 million annually, such efforts could impact employee morale and make hiring and retaining talented personnel more challenging, may not result in all of the cost savings or other benefits we anticipate, and are costly to implement. Furthermore, such efforts may reduce our ability to expand use of VASCEPA.

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

We have been developing VAZKEPA on our own in Europe, where we have limited experience. We are exploring possible strategic collaborations in smaller markets within Europe and in other major markets, which will increase our reliance on third parties, over whom we have limited control. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and are assessing potential partners to commercialize VASCEPA in other parts of the world. We have strategic collaborations for the development and commercialization of VASCEPA in Canada, the Middle East, Australia, New Zealand, Greater China, South Korea and many markets in Southeast Asia, Greece and Israel. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, or that we will be able to rely upon these third parties; if commercialization plans for VASCEPA do not meet expectations in major markets such as Europe, our business and prospects could be materially and adversely affected.

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

The Randomized Trial for Evaluation in Secondary Prevention Efficacy of Combination Therapy–Statin and EPA (RESPECT-EPA; UMIN Clinical Trials Registry number, UMIN000012069) is a study examining Japanese patients with chronic coronary artery disease receiving LDL-C lowering treatment by statin therapy. Results from this study were presented during the 2022 American Heart Association Scientific Sessions in November 2022 and published online in the journal Circulation in June 2024 and were consistent with the evidence from the REDUCE-IT study.

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides. China’s National Medical Products Administration, or NMPA, approved VASCEPA as an adjunct to diet to reduce the levels of triglyceride in adult patients suffering from severe hypertriglyceridemia (≥500mg/dL) and in October 2023 Edding submitted a regulatory filing to the NMPA and was approved on June 28, 2024, following approval Edding is working to secure National Reimbursement Drug Listing for VASCEPA in Mainland China under the REDUCE-IT indication. Even though the results from these trials were positive, additional clinical development efforts may be necessary in these markets to demonstrate the effectiveness and safety of VASCEPA, which may be costly to pursue, or may not produce the desired or expected results.

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

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of VASCEPA launched in the U.S. by companies that could have greater resources than us, and with the potential for further generic versions being launched possibly in the near term, it may not be viable for us to continue to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of VASCEPA.

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

Generic versions of VASCEPA made available in the market, even if based on a MARINE indication, are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of VASCEPA in the market, as Hikma, Dr. Reddy's, Apotex, Teva and others have done. Although any such introduction of a generic version of VASCEPA would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

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

In April 2021, Dr. Reddy’s filed a complaint against us in the United States District Court District of New Jersey (case no. 2:21-cv-10309) alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of API of VASCEPA. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors, and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Consumer group lawsuits followed claiming similar violations and alleging that such alleged violations resulted in higher prices to consumers. In addition, in February 2023, March 2024 and June 2024, Hikma, Teva and Apotex, respectively, filed complaints against us in the United States District Court District of New Jersey (case nos. 23-cv-01016, 24-cv-04341 and 24-cv-07041, respectively) making allegations consistent with the Dr. Reddy's complaint. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

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

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and the conditions for such coverage. For example, a large national pharmacy benefit manager, or PBM, recently notified the Company that, effective July 1, 2024, the PBM intends to no longer cover VASCEPA as the exclusive icosapent ethyl product for its commercial national formularies and will be transitioning VASCEPA to not covered. While this decision does not impact VASCEPA coverage within Medicare Part D formularies of the PBM, the PBM's decision not to cover VASCEPA as the exclusive icosapent ethyl product for its commercial formularies will limit our ability to market and sell VASCEPA.

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

In addition to the elimination of our sales force in the United States, we continue to work on our own and with our international partners to support regulatory efforts outside the United States based on REDUCE-IT results. If we are successful in obtaining sufficient approvals and adequate pricing and reimbursement levels in major markets in Europe and elsewhere, we will need to ensure that our operations are adequate to support a commercial launch and continued promotion. We redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status and commercial potential. We will be operating with streamlined teams in Europe and elsewhere outside the United States; however, we will anticipate the need to expand internally and expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties as we progress in Europe and elsewhere outside the United States. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. In Europe, we have built out our team subsequent to EC approval of the marketing authorization acceptance in 2021, with plans to continue to expand our European staff as deemed appropriate on a country-by-country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct and indirect commercialization of VASCEPA. We are also committed to providing supply to our commercial partners and distributors in Australia and New Zealand, Canada, China, the Middle East and North Africa, South Korea and Southeast Asia, Greece and Israel, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance of commercial launch, including in China and various European countries. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, the ability to qualify any new suppliers. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. For example, the EMA has not yet approved use of each of our suppliers used for VASCEPA in the United States for supply of VAZKEPA in the EU.

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

We sell VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. These parties exercise a substantial amount of bargaining power over us given their control over large segments of the market for VASCEPA. This bargaining power has required us to bear increasingly higher discounts in the sale of VASCEPA. In addition, payors have broad latitude to change individual products’ formulary position or to implement other barriers that inhibit patients from receiving therapies prescribed by their healthcare professionals. These payor barriers include requirements that patients try another drug before VASCEPA, known as step edits, and the requirement that prior authorization be obtained by a healthcare provider after a prescription is written before a patient will be reimbursed by their health plan for the cost of a VASCEPA prescription. Further, PBMs may implement plans that act as disincentives for VASCEPA use, such as increasingly higher deductibles. One practical impact of higher deductibles is that they may cause patients to delay filling prescriptions for asymptomatic, chronic care medications such as hypertriglyceridemia, for which VASCEPA may be prescribed, earlier in the year, until patients meet their deductible and the cost of VASCEPA is then borne more by their insurance carrier. PBMs also have discretion to no longer cover the Company's products. For example, a large national PBM recently notified the Company that effective July 1, 2024, the PBM intends to no longer cover VASCEPA as the exclusive icosapent ethyl product for its commercial national formularies, as further discussed above. Collectively, these dynamics adversely affect our profitability for the sale of VASCEPA and could increase over time further impacting our operating results. Consolidation among these industry participants could increase the pressure on us from these market dynamics.

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

We have expanded our VASCEPA commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa, Canada and, most recently, Australia, New Zealand, South Korea and Southeast Asia, Israel and Greece. We continue to assess other opportunities to develop VASCEPA commercialization outside of the United States through similar arrangements.

Edding is responsible for development and commercialization activities in the China Territory and associated expenses under our development, commercialization and supply agreement with them. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Edding has successfully undertaken clinical trials and approval initiatives under our arrangement with them, including the announcement of statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA and has obtained approval for VASCEPA in Hong Kong under the REDUCE-IT indication and in Mainland China under the MARINE indication. In June 2024, Edding received approval for the REDUCE-IT indication in Mainland China. However, Edding may face challenges or be unsuccessful in commercial launch. Further, any development and regulatory efforts in the China Territory may be negatively impacted by the lingering effects of the coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the United States, including issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively commercialize VASCEPA in the China Territory, we may not be able to generate revenue from our agreement with Edding resulting from the sale of VASCEPA in the China Territory.

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

If Edding, Biologix, HLS, CSL, Lotus, Neopharm or Vianex, or other third parties who we rely on for development and commercialization of VASCEPA, do not successfully carry out their contractual obligations or meet expected deadlines, our recourse and remedies against these parties is limited.

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

We plan to vigorously defend our rights under issued patents, however such defense activities can be costly to pursue and may not have the desired results. On November 30, 2020, we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss our lawsuit for failure to state a claim. Thereafter, we appealed the district court dismissal to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court's ruling, finding that our allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. The case will return to the district court and proceed accordingly but we cannot predict the outcome or the impact on its business. We entered into a settlement agreement with Health Net, LLC on December 26, 2022. The Company intends to continue to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

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

In January 2024, we reiterated our belief that current cash and investments and other assets are adequate to support continued operations. This and similar statements are based on estimates, assumptions and the judgment of management at such time. Because of the inherent nature of estimates, including during the uncertainty of our European launch and the impact from U.S. generic competition, we have suspended providing net revenue guidance, as there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business and initiative change, our stock price could decline in value.

The loss of key personnel could have an adverse effect on our business, particularly in light of recent senior management changes.

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. Given our rapidly expanding enterprise coupled with a streamlined management structure and sales force, the resignation of our CEO in 2024 and turnover on the Board and senior management team during 2023, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts globally we may experience continued or increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we pursue commercialization efforts in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the United States, where we have recently eliminated all sales force positions, employees are increasingly being recruited by other companies. The current and potential threat of generic competition and our recent reductions in force, including as part of our ORP announced in July 2023, can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract or retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 28%, 34%, and 29%, respectively, of gross product sales for the six months ended June 30, 2024, and represented 40%, 30%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2024. Customers A, B, and C accounted for 30%, 36%, and 28%, respectively, of gross product sales for the six months ended June 30, 2023, and represented 39%, 34%, and 22%, respectively, of the gross accounts receivable balance as of June 30, 2023. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2023 and 2022, we reported net losses of approximately $59.1 million and $105.8 million, respectively. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. We had an accumulated deficit as of December 31, 2023 of $1.6 billion. For the six months ended June 30, 2024 and 2023, we reported losses of approximately $8.4 million and $34.0 million, respectively, and we had an accumulated deficit as of June 30, 2024 of $1.6 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $215.9 million and short-term investment balance of $90.7 million as of June 30, 2024 will be sufficient to fund our projected operations for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe on our operations and those of our customers and any current or potential generic competition.

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

Risks Related to Ownership of our ADSs and Common Shares

Our efforts to return capital to our shareholders and increase shareholder value, including our share repurchase program, may not be implemented in a timely manner or at all, or may not have the expected results.

The implementation of our announced share repurchase agreement is conditional upon shareholder and UK court approval, as required under UK company law. We received shareholder approval during our annual general meeting of shareholders in April 2024. We received court approval to undertake a reduction of capital in order to create the necessary distributable profits for the funding of the repurchases in May 2024. We have not commenced any share repurchases to date, but we will continue to monitor business and market conditions. Further, the share repurchase program and other efforts to return capital to shareholders may not have the anticipated effect or increase shareholder value in the long term.

If we are no longer able to meet the listing requirements of the NASDAQ Stock Market, our stock may be delisted.

The NASDAQ Stock Market, or NASDAQ, on which our ADSs are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 business consecutive days. Such deficiency letter does not result in the immediate delisting of an issuer as there is a period of 180 calendar days from the deficiency notice to regain compliance with NASDAQ's minimum bid price requirement. If an issuer is unable to comply with NASDAQ's minimum bid price requirement after this 180-day calendar period, NASDAQ may elect, subject to any potential additional cure periods, to initiate a process that could delist the issuer from trading on the NASDAQ. We received a deficiency letter from NASDAQ in October 2023, as our ADSs had traded below $1.00 for 30 consecutive business days. In January 2024, we regained compliance with the NASDAQ listing requirements as our ADSs had traded above $1.00 for 10 consecutive business days. We received an additional deficiency letter in May 2024, as our ADSs had traded below $1.00 for 30 consecutive business days and to date continue to trade below $1.00.

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

As of July 26, 2024, we had 411,171,121 common shares outstanding, including 402,356,734 shares held as ADSs and 8,814,387 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. Our planned share repurchase program, would, if implemented, reduce the number of shares outstanding and could result in reduced trading volumes. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the second quarter of 2024 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 - 30, 2024	38,549	$0.89
May 1 - 31, 2024	16,391	0.88
June 1 - 30, 2024	47,988	0.82
Total	102,928	$0.86

(1) Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	CEO Employment Agreement, dated July 25, 2024, by and between Amarin Corporation plc and Aaron Berg.	Current Report on Form 8-K filed with the Commission on July 29, 2024, as Exhibit 10.1	July 29, 2024

10.2	Option Award Agreement (attached to Exhibit 10.1).	Current Report on Form 8-K filed with the Commission on July 29, 2024, as Exhibit 10.2	July 29, 2024

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: July 31, 2024

AMARIN CORPORATION PLC

By:	/s/ Tom Reilly
Tom Reilly

Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: July 31, 2024