Form 10-Q
period 2024-09-30
AMARIN CORP PLC\UK
filed 2024-10-30
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-21392

Amarin Corporation plc

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Central Plaza, 5th Floor, 36 Dame Street	Dublin 2, Ireland
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +353 (0) 1 6699 020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
American Depositary Shares (ADS(s)), each ADS representing the right to receive one (1) Ordinary Share of Amarin Corporation plc	AMRN	NASDAQ Stock Market LLC

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

411,338,131 common shares were outstanding as of October 25, 2024, including 402,503,967 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 8,834,164 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$156,944	$199,252
Restricted cash	526	525
Short-term investments	148,788	121,407
Accounts receivable, net	112,642	133,563
Inventory	224,000	258,616
Prepaid and other current assets	7,316	11,618
Total current assets	650,216	724,981
Property, plant and equipment, net	24	114
Long-term inventory	74,023	77,615
Operating lease right-of-use asset	7,984	8,310
Other long-term assets	1,250	1,360
Intangible asset, net	17,118	19,304
TOTAL ASSETS	$750,615	$831,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,507	$52,762
Accrued expenses and other current liabilities	161,047	204,174
Current deferred revenue	—	2,341
Total current liabilities	201,554	259,277
Long-Term Liabilities:
Long-term deferred revenue	—	2,509
Long-term operating lease liability	8,215	8,737
Other long-term liabilities	9,471	9,064
Total liabilities	219,240	279,587
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 421,994,431 shares issued, 411,261,678 shares outstanding as of September 30, 2024; 418,141,295 shares issued, 408,824,093 shares outstanding as of December 31, 2023	305,202	302,756
Additional paid-in capital	1,911,445	1,899,456
Treasury stock; 10,732,753 shares as of September 30, 2024; 9,317,202 shares as of December 31, 2023	(65,344)	(63,752)
Accumulated deficit	(1,619,928)	(1,586,363)
Total stockholders’ equity	531,375	552,097
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$750,615	$831,684

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Product revenue, net	$41,852	$64,903	$144,522	$214,744
Licensing and royalty revenue	446	1,153	21,786	17,454
Total revenue, net	42,298	66,056	166,308	232,198
Less: Cost of goods sold	26,022	23,560	75,359	72,553
Less: Cost of goods sold - restructuring inventory	—	12,674	—	39,228
Gross margin	16,276	29,822	90,949	120,417
Operating expenses:
Selling, general and administrative	36,904	45,457	115,340	155,997
Research and development	4,540	5,105	14,884	16,428
Restructuring	—	711	—	10,743
Total operating expenses	41,444	51,273	130,224	183,168
Operating loss	(25,168)	(21,451)	(39,275)	(62,751)
Interest income, net	3,374	3,216	10,028	8,438
Other income (expense), net	265	(575)	1,954	3,092
Loss from operations before taxes	(21,529)	(18,810)	(27,293)	(51,221)
Provision for income taxes	(3,605)	(501)	(6,272)	(2,110)
Net loss	$(25,134)	$(19,311)	$(33,565)	$(53,331)
Loss per share:
Basic	$(0.06)	$(0.05)	$(0.08)	$(0.13)
Diluted	$(0.06)	$(0.05)	$(0.08)	$(0.13)
Weighted average shares:
Basic	411,150	408,417	410,786	407,489
Diluted	411,150	408,417	410,786	407,489

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2023	418,141,295	(9,317,202)	302,756	1,899,456	(63,752)	(1,586,363)	552,097
Exercise of stock options	9,500	—	6	4	—	—	10
Vesting of restricted stock units	3,119,637	(1,217,450)	1,980	(1,980)	(1,436)	—	(1,436)
Stock-based compensation	—	—	—	5,218	—	—	5,218
Loss for the period	—	—	—	—	—	(9,953)	(9,953)
March 31, 2024	421,270,432	(10,534,652)	304,742	1,902,698	(65,188)	(1,596,316)	545,936
Issuance of common stock under employee stock purchase plan	139,982	—	89	33	—	—	122
Vesting of restricted stock units	340,936	(102,928)	215	(215)	(88)	—	(88)
Stock-based compensation	—	—	—	4,387	—	—	4,387
Income for the period	—	—	—	—	—	1,522	1,522
June 30, 2024	421,751,350	(10,637,580)	305,046	1,906,903	(65,276)	(1,594,794)	551,879
Vesting of restricted stock units	243,081	(95,173)	156	(156)	(68)	—	(68)
Stock-based compensation	—	—	—	4,698	—	—	4,698
Loss for the period	—	—	—	—	—	(25,134)	(25,134)
September 30, 2024	421,994,431	(10,732,753)	305,202	1,911,445	(65,344)	(1,619,928)	531,375

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Exercise of stock options	1,232,263	—	744	1,127	—	—	1,871
Vesting of restricted stock units	2,514,948	(827,523)	1,539	(1,539)	(1,507)	—	(1,507)
Stock-based compensation	—	—	—	5,556	—	—	5,556
Loss for the period	—	—	—	—	—	(16,460)	(16,460)
March 31, 2023	416,080,298	(8,814,354)	$301,285	$1,890,496	$(63,277)	$(1,543,711)	$584,793
Issuance of common stock under employee stock purchase plan	205,861	—	127	113	—	—	240
Exercise of stock options	6,000	—	4	3	—	—	7
Vesting of restricted stock units	800,242	(144,240)	490	(490)	(187)	—	(187)
Stock-based compensation	—	—	—	1,835	—	—	1,835
Loss for the period	—	—	—	—	—	(17,560)	(17,560)
June 30, 2023	417,092,401	(8,958,594)	$301,906	$1,891,957	$(63,464)	$(1,561,271)	$569,128
Exercise of stock options	1,500	—	1	1	—	—	2
Vesting of restricted stock units	651,057	(235,344)	411	(411)	(279)	—	(279)
Stock-based compensation	—	—	—	3,608	—	—	3,608
Loss for the period	—	—	—	—	—	(19,311)	(19,311)
September 30, 2023	417,744,958	(9,193,938)	$302,318	$1,895,155	$(63,743)	$(1,580,582)	$553,148

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,565)	$(53,331)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	90	127
Accretion of investments	(4,163)	(2,583)
Stock-based compensation	14,303	10,999
Amortization of intangible asset	2,186	2,104
Changes in assets and liabilities:
Accounts receivable, net	20,921	8,590
Inventory	38,208	46,099
Prepaid and other current assets	4,471	28
Other long-term assets	110	(313)
Interest receivable	(250)	204
Deferred revenue	(4,850)	(10,372)
Accounts payable and other current liabilities	(55,382)	7,386
Other long-term liabilities	211	(1,413)
Net cash (used in) provided by operating activities	(17,710)	7,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	—	(24)
Maturities of securities	185,800	160,997
Purchases of securities	(208,937)	(115,496)
Net cash (used in) provided by investing activities	(23,137)	45,477
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	122	240
Proceeds from exercise of stock options	10	1,880
Taxes paid related to stock-based awards	(1,592)	(1,973)
Net cash (used in) provided by financing activities	(1,460)	147
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(42,307)	53,149
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	199,777	218,189
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$157,470	$271,338
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$(2,045)	$(1,103)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$1,068	$430
Initial recognition of furniture, fixtures and equipment lease	$—	$624

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of this Quarterly Report on Form 10-Q, ordinary shares may also be referred to as “common shares” or “common stock.”

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S., under the brand name VASCEPA® (icosapent ethyl), or VASCEPA. The Company is also commercialized in various European countries, including the United Kingdom, or the UK, and Spain, under the brand name VAZKEPA, hereinafter along with VASCEPA, collectively referred to as VASCEPA. The Company’s operations outside of the U.S. and Europe are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including China, Australia and Canada.

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

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of the Company's patents covering the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the United States Supreme Court, but the Company was unsuccessful. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA and have entered the U.S. market:

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

(1) Strides Pharma licensed its rights to the generic version of icosapent ethyl to Amneal Pharmaceuticals.

(2) Ascent Pharmaceuticals, Inc. licensed its rights to the generic version of icosapent ethyl to Camber Pharmaceuticals, Inc. and XL Care Pharmaceuticals, Inc.

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

In November 2020, the Company announced topline results from the Phase 3 clinical trial of VASCEPA conducted by the Company’s partner in China. On June 1, 2023, the Company announced the National Medical Products Administration, or NMPA, granted approval for VASCEPA under the MARINE indication and the Company's partner launched commercially in October 2023. On June 28, 2024, the Company's partner in China received NMPA approval for VASCEPA in Mainland China for the REDUCE-IT indication. On February 23, 2022, the Hong Kong Department of Health approved the use of VASCEPA under the REDUCE-IT indication.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At September 30, 2024, the Company had total assets of $750.6 million, of which $305.7 million consisted of cash and short-term investments. More specifically, the Company had current assets of $650.2 million, including cash and cash equivalents of $156.9 million, short-term investments of $148.8 million, accounts receivable, net, of $112.6 million and current inventory of $224.0 million. In addition, as of September 30, 2024, the Company had long-term inventory of $74.0 million. As of September 30, 2024, the Company had no debt outstanding.

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

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 45 days and are stated at amounts due from customers. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable credit losses net of any recoveries. The allowance is based primarily on assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2024 and December 31, 2023:

In thousands	September 30, 2024	December 31, 2023
Gross trade accounts receivable	$130,254	$160,686
Trade allowances	(12,517)	(18,834)
Chargebacks	(5,095)	(8,289)
Accounts receivable, net	$112,642	$133,563

Inventory

The Company states inventory at the lower of cost or net realizable value. Cost is determined based on actual cost using the average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company classifies inventory as long-term inventory when consumption of the inventory is expected beyond the next 12 months. The Company classifies finished goods expected to be sold within the next 12 months, and all of VASCEPA's active pharmaceutical ingredient, or API, as current inventory. An allowance is established when management determines that certain inventories may not be saleable. If inventory cost exceeds expected net realizable value due to obsolescence, damage or quantities in excess of expected demand, changes in price levels or other causes, the Company will reduce the carrying value of such inventory to net realizable value and recognize the difference as a component of cost of goods sold in the period in which it occurs. The Company capitalizes inventory purchases of saleable product from approved suppliers while inventory purchases from suppliers prior to regulatory approval are included as a component of research and development expense. The Company expenses inventory identified for use as marketing samples when they are packaged. The average cost reflects the actual purchase price of VASCEPA API.

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

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Net loss—basic and diluted	$(25,134)	$(19,311)	$(33,565)	$(53,331)
Weighted average shares outstanding—basic and diluted	411,150	408,417	410,786	407,489
Loss per share—basic and diluted (1)	$(0.06)	$(0.05)	$(0.08)	$(0.13)

(1) Excluding the licensing revenue change in estimates and Medicaid change in estimate, both discussed in Note 7 – Revenue Recognition, net loss per share, basic and diluted, for the three months ended September 30, 2023 would have been $(0.06) and net loss per share for the nine months ended September 30, 2024 and 2023 would have been $(0.09) and $(0.19), respectively.

For the three and nine months ended September 30, 2024 and 2023, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Stock options	29,071	27,797	29,071	27,797
Restricted stock and restricted stock units	14,696	13,676	14,696	13,676

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 29%, 34%, and 28%, respectively, of gross product sales for the nine months ended September 30, 2024, and represented 41%, 30%, and 17%, respectively, of the gross accounts receivable balance as of September 30, 2024. Customers A, B, and C accounted for 30%, 36%, and 29%, respectively, of gross product sales for the nine months ended September 30, 2023 and represented 37%, 37%, and 22%, respectively, of the gross accounts receivable balance as of September 30, 2023. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2024
In thousands	Total	Level 1	Level 2	Level 3
Asset:
Money Market Fund	$73,927	$73,927	$—	$—
U.S. Treasury Securities	165,720	165,720	—	—
Repo Securities	5,000	—	5,000	—
Total	$244,647	$239,647	$5,000	$—

	December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$123,992	$123,992	$—	$—
Money Market Fund	99,226	99,226	—	—
Agency Securities	8,912	—	8,912	—
Repo Securities	3,250	—	3,250	—
Total	$235,380	$223,218	$12,162	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses, which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the nine months ended September 30, 2024 and 2023 was a gain of $0.3 million and a loss of less than $0.1 million, respectively. Interest on investments is reported in interest income.

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

In June 2023, the Company approved and subsequently announced on July 18, 2023, an Organizational Restructuring Plan, or ORP, to right-size and strengthen the Company. As part of the plan, the Company completed a reduction of its entire U.S. sales field force, as well as a reduction of approximately 30% of its non-sales positions. The Company maintained its managed care and trade organization to support U.S. commercial efforts. During the nine months ended September 30, 2023, the Company recognized approximately $10.2 million within restructuring expense on the condensed consolidated statement of operations related to the reduction in forces.

The Company continues to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. As a result of the ongoing assessment, the Company recognized $12.7 million during the three months ended September 30, 2023 and $39.2 million during the nine months ended September 30, 2023, within cost of goods sold - restructuring inventory on the condensed consolidated statement of operations. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company.

The following table sets forth the components of the Company's restructuring charges for the three and nine months ended September 30, 2023 (none in 2024):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
In thousands	2023	2023
Restructuring expense	$—	$10,154
Vendor contract charges	711	589
Total restructuring expense	711	10,743
Restructuring inventory	12,674	39,228
Stock forfeitures	1,034	1,034
Total restructuring costs incurred	$14,419	$51,005

The following table shows the change in restructuring liability, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2023	$13,589
Costs incurred	—
Payments	(3,687)
Balance at September 30, 2024	$9,902

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

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of September 30, 2024, the intangible asset has an estimated weighted-average remaining useful life of 6.3 years. The carrying value as of September 30, 2024 and December 31, 2023 is as follows:

In thousands	September 30, 2024	December 31, 2023
Technology rights	$33,188	$33,188
Accumulated amortization	(16,070)	(13,884)
Intangible asset, net	$17,118	$19,304

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of September 30, 2024 and December 31, 2023 consist of the following:

In thousands	September 30, 2024	December 31, 2023
Raw materials	$145,352	$155,128
Work in process	32,088	5,373
Finished goods	120,583	175,730
Total inventory [1]	$298,023	$336,231

(1) Total inventory consists of both current inventory and long-term inventory. During the three and nine months ended September 30, 2024, nil and approximately $1.5 million, respectively, of inventory was expensed through cost of goods sold for product dating inventory. During the three and nine months ended September 30, 2023, nil and approximately $3.4 million, respectively, of finished goods were expensed through cost of goods sold related to unsellable inventory not related to product dating.

As of September 30, 2024 and December 31, 2023, the Company had $74.0 million and $77.6 million, respectively, of long-term inventory as consumption is expected beyond the Company's operating cycle of 12 months.

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

On April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the United States District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. On March 28, 2024, Teva Pharmaceuticals USA, Inc., or Teva, filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil action No. 24-cv-04341 alleging various antitrust violations analogous to those made by Dr. Reddy’s and Hikma. The Company filed a motion to dismiss the Teva complaint in May 2024, which remains pending. Further, on June 14, 2024, Apotex, Inc., or Apotex, filed a complaint against the Company in the United States District Court for the District of New Jersey. Civil action No. 24-cv-07041 alleging various antitrust violations analogous to those made by Dr. Reddy's, Hikma and Teva. The complaints also include a related state law tortious interference claim and, in the case with Apotex, breach of contract claims. Damages sought include recovery for alleged economic harm to each of Dr. Reddy’s, Hikma, Teva and Apotex, treble damages, other costs and fees and injunctive relief against the alleged violative activities. Amarin believes it has valid defenses and will vigorously defend against the claims. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

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

Such antitrust litigation, and antitrust investigations, can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company cannot predict when these matters will be resolved, their outcome or their potential impact on the Company’s business. If it is determined that Amarin has violated antitrust law, the Company could be subject to significant civil fines and penalties.

In June 2020, the Company received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing Amarin that the DOJ is investigating whether aspects of its promotional speaker programs and copayment waiver program during the period going back to January 1, 2015, violated the U.S. Anti-Kickback Statute and the U.S. Civil False Claims Acti, in relation to the sale and marketing of VASCEPA by the Company and its previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The inquiries require the Company to produce documents and answer written questions, or interrogatories, relevant to specified time periods. Amarin is cooperating with the government agencies and cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on the Company's business.

On October 21, 2021, a purported investor in the Company's publicly-traded securities filed a putative class action lawsuit against the Company, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). A subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the Company's patent litigation related to its Abbreviated New Drug Application, or ANDA, that sought U.S. FDA approval for the sale of generic versions of icosapent ethyl, or ANDA litigation, and the risk that certain of the Company's patents related to the MARINE indication would be invalidated. Based on these allegations, plaintiff alleges that he purchased securities at an inflated share price and brings claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys' fees and costs. In October 2022, the court consolidated the cases and appointed a lead plaintiff for the putative class. On January 13, 2023, lead plaintiff filed an amended complaint that also named the former general counsel, and again alleged that the Company made false statements regarding the ANDA litigation as well as about the REDUCE-IT indication and VASCEPA’s financial prospects resulting from REDUCE-IT. All defendants have moved to dismiss the amended complaint and on September 25, 2024, the NJ District Court granted the Company's motion to dismiss for all counts, without prejudice, permitting the Plaintiffs 30 days to amend and refile their lawsuit. The court subsequently granted on October 24, 2024, the Plaintiffs request for an additional 30 days to amend and refile the complaint. The Company believes it has valid defenses and will vigorously defend against the claims if refiled but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the United States in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss the Company's lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court, finding that the Company's allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024, which was denied on October 17, 2024. The case is remanded to the district court and will proceed accordingly.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company. As of the date of filing of this Quarterly Report, the Company has a total of approximately $53.0 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. In addition, the Company has total obligations of $179.3 million, which excludes the contingency obligation described below, contingent on either certain suppliers obtaining regulatory approval in Europe or obtaining pricing reimbursement in certain European countries.

In addition to the above, the Company was unable to obtain pricing reimbursement in certain countries outlined within renegotiated supply agreements by June 30, 2024, triggering obligations up to $15.8 million. The Company entered into an amended supply agreement subsequent to September 30, 2024, resulting in a liability amounting to $7.8 million, which the Company had previously recorded in cost of goods sold - restructuring inventory on the condensed consolidated statement of operations during the three months ended September 30 2023.

Also, under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.7 million as of September 30, 2024) for the potential market approval.

The Company has no provision for any of these obligations, except the $7.8 million provision noted above, since the amounts are either not paid or payable as of September 30, 2024.

(6) Equity

Common Stock

There was no common stock activity during the nine months ended September 30, 2024 and 2023, except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of September 30, 2024:

September 30, 2024
Outstanding stock options	29,071,014
% of outstanding shares on a fully-diluted basis	7%
Outstanding RSUs	14,695,557
% of outstanding shares on a fully-diluted basis	4%

The following table represents equity awards activity during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Common shares issued for stock option exercises	9,500	1,239,763
Gross and net proceeds from stock option exercises	$10,260	$1,878,000
Common shares issued in settlement of vested RSUs	3,218,757	3,612,224
Shares retained for settlement of employee tax obligations ─ RSUs	1,188,171	1,096,503
Common shares issued in settlement of vested Performance-based RSUs (1)	484,897	348,340
Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	227,380	143,120
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

In July 2023, the Company granted 5,000,000 stock options to Patrick Holt in connection with his appointment as President and Chief Executive Officer, which would have vested upon achievement of specified stock price conditions for the Company, but was forfeited upon Mr. Holt's resignation from the Company.

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

Rebates, Chargebacks and Discounts: The Company contracts with Medicare, other government agencies and various private organizations, or collectively, Third-party Payors, so that VASCEPA will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s distributors and (iv) information obtained from other third parties regarding the payor mix for VASCEPA. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. For the three and nine months ended September 30, 2023, the Company recognized $6.5 million and $15.1 million, respectively, related to a change in estimate primarily for the Medicaid rebate provision as a result of a change in the percentage of business within the Medicaid segment, with a related reduction in net loss by $6.5 million and $15.1 million in the three and nine months ended September 30, 2023, respectively. Excluding this change in estimate, net loss per share basic and diluted for the three and nine months ended September 30, 2023 would have been $(0.06) and $(0.17), respectively.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2024 and 2023:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2023	$18,834	$143,033	$7,732	$1,902	$171,501
Provision related to current period sales	62,211	589,133	1,459	8,667	661,470
Provision related to prior period sales	—	(2,111)	—	—	(2,111)
Credits/payments made for current period sales	(50,145)	(484,127)	(167)	(7,912)	(542,351)
Credits/payments made for prior period sales	(18,383)	(136,588)	(3,152)	(1,986)	(160,109)
Balance as of September 30, 2024	$12,517	$109,340	$5,872	$671	$128,400

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2022	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	67,003	531,700	1,634	13,364	613,701
Provision related to prior period sales	—	(15,113)	(250)	106	(15,257)
Credits/payments made for current period sales	(30,450)	(442,673)	(953)	(11,732)	(485,808)
Credits/payments made for prior period sales	(42,389)	(75,297)	(1,219)	(1,008)	(119,913)
Balance as of September 30, 2023	$38,790	$134,710	$7,958	$2,786	$184,244

Such net product revenue allowances and reserves are included within accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the exception of trade allowances and chargebacks, which are included within accounts receivable, net, as discussed above.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. During the three months ended June 30, 2024, the Company adjusted the measure of performance and recognized an additional $4.0 million of license revenue relating to Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding. Excluding this change in estimate, net loss per share basic and diluted for the nine months ended September 30, 2024 would have been $(0.09). During the three months ended June 30, 2023, the Company adjusted the measure of performance and recognized an additional $5.0 million and $5.3 million of license revenue relating to Edding, and HLS Therapeutics Inc., or HLS, respectively. Excluding this change in estimate, net loss per share basic and diluted for the nine months ended September 30, 2023 would have been $(0.16). Refer to Note 8—Development, Commercialization and Supply Agreements for further details.

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

Out-licenses

Eddingpharm (Asia) Macao Commercial Offshore Limited

In February 2015, the Company entered into a Development, Commercialization and Supply Agreement, or the DCS Agreement, with Edding, related to the development and commercialization of VASCEPA in Mainland China, Hong Kong, Macau and Taiwan, or collectively, the China Territory. Under the terms of the DCS Agreement, the Company granted to Edding an exclusive (including as to the Company) license with the right to sublicense development and commercialization of VASCEPA in the China Territory for uses that are currently commercialized and under development by the Company based on the Company’s MARINE, ANCHOR and REDUCE-IT clinical trials of VASCEPA.

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

The transaction price is comprised of the following upfront payments and milestones:

In thousands
Transaction Price Components	Achieved	Amount
Upfront fee	February 2015	$15,000
Submission of the CTA for the MARINE indication	March 2016	1,000
Approval of VASCEPA under the MARINE indication	March 2017	5,000
Submission of the CTA for the REDUCE-IT indication	October 2023	3,000
Approval of VASCEPA under the REDUCE-IT indication	June 2024	15,000
Regulatory Development Support	Various	1,081
Total Transaction Price		$40,081

In addition to the non-refundable, upfront and regulatory milestone payments described above, the Company is entitled to receive tiered double-digit percentage royalties on net sales of VASCEPA in the China Territory escalating to the high teens. The achievement of sales-based milestone events occur when annual aggregate net sales of VASCEPA in the China Territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million, for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

During the second quarter of 2024, Edding received approval in China under the REDUCE-IT indication. The REDUCE-IT indication approval concludes the Company's support for regulatory activities and, as noted above, pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2024, resulting in a decrease of the previous performance period of two years. The effect of this change in estimate from the previously received upfront payment and prior year milestone payments was an increase of $4.0 million in licensing revenue and a related reduction in net loss by $4.0 million in the nine months ended September 30, 2024. In addition, the Company also recognized $15.0 million in the second quarter related to the REDUCE-IT indication approval milestone.

In thousands	Amount
Licensing revenue recognized during the nine months ended September 30, 2024 (1)	$19,426
Licensing revenue recognized during the nine months ended September 30, 2023 (1)	9,400
Licensing revenue recognized from contract inception through September 30, 2024	40,081
Licensing revenue recognized from contract inception through December 31, 2023	$20,655
(1)
Licensing revenue under the DCS Agreement is recognized concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation.

As of December 31, 2023, the remaining transaction price of $4.4 million is recorded in deferred revenue on the condensed consolidated balance sheets. The Company fully recognized the transaction price as of June 30, 2024.

The Company recognized net product revenue of $4.8 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $8.2 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively, related to sales to Edding.

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

The Company recognized net product revenue of $1.3 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively, related to sales to Biologix.

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

The transaction price is comprised of the following upfront payments and milestones:

In thousands
Transaction Price Components	Achieved	Amount
Upfront fee	September 2017	$5,000
Achievement of the REDUCE-IT trial primary endpoint	September 2018	2,500
Approval from Health Canada	December 2019	2,500
Regulatory exclusivity from the Office of Patented Medicines and Liaison	January 2020	3,800
Total Transaction Price		$13,800

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

During the second quarter of 2023, the Company concluded support for regulatory activities and pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2023, resulting in a decrease of the previous performance period of eight years. The effect of this change in estimate was the remaining transaction price of $5.3 million being recognized in licensing revenue and a related reduction in net loss by $5.3 million in the nine months ended September 30, 2023 from the previously received upfront payment and prior year milestone payments.

During the nine months ended September 30, 2023, the Company recognized $5.6 million as licensing revenue related to upfront and milestone payments received in connection with the HLS agreement. The Company fully recognized the transaction price as of June 30, 2023.

The Company recognized net product revenue of nil for both of the three months ended September 30, 2024 and 2023, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively, related to sales to HLS.

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

During the three and nine months ended September 30, 2023, the Company recognized nil and $0.5 million, respectively, as licensing revenue related to the up-front payment received in connection with the CSL agreement (none in 2024).

The Company recognized net product revenue of $0.8 million for both the three and nine months ended September 30, 2024 related to sales to CSL (none in 2023).

Lotus

In July 2023, the Company entered into a distribution agreement with Lotus Pharmaceuticals, or Lotus, to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. The Company received an upfront payment of $0.3 million and is eligible to receive event-related and product-related milestone payments. The Company will be responsible for supplying finished product to Lotus at a pre-defined supply price.

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

During the three and nine months ended September 30, 2023, the Company recognized $0.3 million as licensing revenue related to the upfront payment received in connection with the Lotus agreement (none in 2024).

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended September 30, 2024 and 2023:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2024:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue [1]	$4,850	$—	$(4,850)	$—

Nine months ended September 30, 2023:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue [2]	$15,346	$5,000	$(15,372)	$4,974

(1)
The approximately $4.9 million reduction consists primarily of recognition of $4.0 million relating to the change in estimate for Edding during the three months ended June 30, 2024.
(2)
The approximately $15.0 million reduction consists of recognition of $5.0 million and $5.3 million relating to the change in estimate for Edding and HLS, respectively, as well as recognizing, based on the revised timeline, $3.9 million for the MARINE indication approval in China achieved during the three months ended June 30, 2023.

During the nine months ended September 30, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Nine months ended September 30,
Revenue recognized in the period from:	2024	2023
Amounts included in contract liability at the beginning of the period	$1,180	$11,479
Performance obligations satisfied in previous periods	$3,670	$1,722

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

On November 17, 2021, the Company entered into a lease agreement for office space in Zug Switzerland, or the Zug Lease. The Zug Lease commenced on February 1, 2022, or the Zug Commencement Date, for a five-year period, with one five-year renewal option. Under the Zug Lease, the Company will pay annual rent of approximately $0.2 million for the first year following the Zug Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Zug Commencement Date.

On September 13, 2022, the Company entered into a lease agreement for office space in Dublin, Ireland, or the Dublin Lease. The Dublin Lease commenced on October 1, 2022, or the Dublin Commencement Date, for a two-year period. Under the Dublin Lease, the Company will pay annual rent of approximately $0.4 million during the duration of the lease term.

On April 26, 2024, the Company entered into a lease agreement for new office space in Dublin, Ireland, or the Subsequent Dublin Lease. The Subsequent Dublin Lease commenced on September 1, 2024, or the Subsequent Dublin Commencement Date, for a two-year period. Under the Dublin Lease, the Company will pay annual rent of approximately $0.5 million during the duration of the lease term.

In addition to the real estate leases, the Company continually enters into lease agreements for various vehicles with terms ranging from month-to-month up to 36 months.

The total operating lease liability is $10.2 million and $10.6 million and the total operating lease right-of-use asset is $8.0 million and $8.3 million, as of September 30, 2024 and December 31, 2023, respectively.

The lease expense for the three and nine months ended September 30, 2024 is approximately $0.8 million and $2.7 million, respectively. The lease expense for the three and nine months ended September 30, 2023 is approximately $0.8 million and $1.7 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of September 30, 2024:

In thousands	Undiscounted lease payments
Remainder of 2024	$791
2025	2,908
2026	2,563
2027	1,967
2028	1,978
2029 and thereafter	3,273
Total undiscounted payments	$13,480
Discount Adjustments	$(3,327)
Current operating lease liability	$1,938
Long-term operating lease liability	$8,215

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

The components of lease income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Interest income from sales-type leases	$15	$17	$47	$44
Operating lease income	249	249	746	663
Loss recognized at commencement date of sales-type lease	—	—	—	(61)
Total	$264	$266	$793	$646

Future minimum sales-type lease and operating lease receivables as of September 30, 2024 are as follows:

In thousands	Sales-Type Leases	Operating Leases
Remainder of 2024	$29	$252
2025	119	1,029
2026	122	1,051
2027	125	1,073
2028	127	1,096
2029 and thereafter	345	2,974
Total	$867	$7,475

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

As announced on October 7, 2024, Tom Reilly voluntarily resigned as Executive Vice President, Chief Financial Officer, effective October 23, 2024. In the interim, our Vice President, Global Controller, Peter Fishman, will assume the duties as principal financial and accounting officer of the Company.

Organizational Restructuring Program

On July 18, 2023, we announced that we were implementing a new Organizational Restructuring Program, or the ORP, resulting in the elimination of our entire U.S. sales force and elimination and consolidation of certain other roles across our organization, both in the U.S. and abroad and representing a reduction of our total employee base by approximately 30%. The ORP was implemented following a review of our business and to better position the organization for a new strategic focus. The ORP resulted in an operating cost reduction of $50.0 million annually.

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 26 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

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

(1) Strides Pharma licensed its rights to the generic version of icosapent ethyl to Amneal Pharmaceuticals.

(2) Ascent Pharmaceuticals, Inc. licensed its rights to the generic version of icosapent ethyl to Camber Pharmaceuticals, Inc. and XL Care Pharmaceuticals, Inc.

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

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed 15 dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient-by-patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement varies from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Quarterly Report, we received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently we have made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	N/A	March 2022	March 2022	March 2022
Finland	N/A	October 2022	December 2022	December 2022
England/Wales	N/A	July 2022	October 2022	October 2022
Spain	N/A	July 2023	September 2023	September 2023
Netherlands	N/A	August 2023	September 2023	September 2023
Scotland	N/A	August 2023	August 2023	September 2023
Greece (1)	N/A	May 2024	June 2024	June 2024
Portugal	N/A	August 2024	August 2024	September 2024
Austria	September 2022	N/A	September 2022	N/A
Denmark	June 2022	N/A	June 2022	N/A

(1) Vianex S.A will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

We continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed. We are leveraging third-party relationships for various support activities and are implementing an impactful and cost-effective hybrid commercial model balancing optimally digital and face-to-face approaches to drive greater impact and improved cost efficiency, which is or will be utilized throughout Europe as launches are rolled out.

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

Rest of World

One of the core areas of focus from our ORP is continuing to work on generating revenue from our partnerships in key international markets, including Canada, MENA, China, Australia and New Zealand and ASEAN and South Korea and we will continue to explore additional partnerships.

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

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. In October 2024, CSL obtained pricing approval for VAZKEPA in Australia. In July 2023, the Company entered into an agreement with Lotus Pharmaceuticals to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. In August 2023, the Company entered into an agreement with Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VAZKEPA in Israel, Gaza, West Bank, and the territories of the Palestinian Authority. In May 2024, the Company entered into an agreement with Vianex S.A. to import, register, distribute and commercialize VAZKEPA in Greece. The Company will be responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the United States and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

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

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 40 clinical treatment guidelines, consensus statements or scientific statements from global medical societies or journals have been updated recommending the use of icosapent ethyl in appropriate at-risk patients, including those statements which we were informed of by our global partners in Australia, Canada, China and the Middle East as well as guidelines or statements which were newly received during the third quarter of 2024 as listed below:

•
In June 2024, nine Spanish scientific societies published consensus recommendations for lipid-lowering treatments after a chronic vascular event in patients with very high or extreme vascular risk. Included within these scientific societies are statements that although fibrates have classically been used to reduce hypertriglyceridemia, they have only shown to reduce vascular events in patients without treatment with statins; given that patients with good LDL-C control still have non-negligible residual risk, drugs such as IPE can help reduce vascular events.
•
In July 2024, the Joint Association of British Clinical Diabetologist and UK Kidney Association published clinical practice guidelines for management of lipids in adults with diabetic kidney disease and stated that IPE should be given consideration for secondary prevention in people with elevated fasted TG.
•
In July 2024, the International Atherosclerosis Society published a consensus statement on the assessment and management of cardiovascular risk due to elevated TGs. The statement states that if TG levels remain elevated after lifestyle changes and the patient is at high CV risk, then IPE can be considered.

In July 2024, we supported data presentations showcasing the mechanistic activity of eicosapentaenoic acid, or EPA, as well as encore data reporting on real world safety of IPE at the Heart UK scientific conference in Coventry, England.

In August 2024, we provided support to our commercial partner in Australia to present sub-analyses from the REDUCE-IT study in endpoints such at ST-elevation myocardial infarction as well as analyses in patients with established cardiovascular disease and diabetes mellitus. These data presentations occurred at the Cardiac Society of Australia and New Zealand and at the Australian Diabetes Congress.

In August and September of 2024, we supported data presentations at both the European Society of Cardiology in London, UK, and the European Association for the Study of Diabetes in Madrid, Spain. These presentations included sub-analyses from the REDUCE-IT trial, EPA mechanistic data, and data from Spanish hospitals reporting on the residual cardiovascular risk of elevated TG levels in patients with acute coronary syndrome, or ACS, as well as the eligibility of IPE in patients with ACS.

In the first nine months of 2024, we and global medical and scientific collaborators supported over 25 publications inclusive of accepted abstracts, posters, and accepted journal manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the United States. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of September 30, 2024, we had inventory of $298.0 million, of which 70% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the United States, VASCEPA is sold to three major wholesalers, as well as several regional wholesalers along with mail order pharmacy providers, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources, such as Symphony Health, may differ from period to period. During the quarters ended September 30, 2024 and 2023, our product revenue, net, included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the United States.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the three and nine months ended September 30, 2023, we incurred costs within Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and September 30, 2023

Total revenue, net. We recorded total revenue, net, of $42.3 million and $66.1 million during the three months ended September 30, 2024 and 2023, respectively, a decrease of $23.8 million, or 36%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the three months ending September 30, 2024, we also sold VASCEPA by prescription in certain countries in Europe as well as certain countries outside of the United States and Europe, such as China and Canada, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists in part of a $31.8 million decrease in U.S. net product revenue and a $0.7 million decrease in licensing and royalty revenue offset by a $8.6 million increase in net product revenue outside of the United States.

Product revenue, net. We recorded product revenue, net, of $41.9 million and $64.9 million during the three months ended September 30, 2024 and 2023, respectively, a decrease of $23.1 million, or 36%. This decrease was due primarily to a 51% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net, of $30.6 million and $62.4 million during the three months ended September 30, 2024 and 2023, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market as well as a decrease in volume primarily related to the loss of a large national pharmacy benefit manager, or PBM, going from exclusive to no longer covering VASCEPA.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, decreased for the three months ended September 30, 2024 by 1% as compared to the three months ended September 30, 2023. Our share of the icosapent ethyl market has decreased to approximately 50% in the three months ended September 30, 2024 compared to approximately 58% in the three months ended September 30, 2023. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 13% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

In Europe, we recorded product revenue, net, of $4.3 million and $0.8 million during the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, we recorded $6.9 million of product revenue, net, from our collaboration partners compared to $1.8 million during the three months ended September 30, 2023.

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

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended September 30, 2024 and 2023 was $0.4 million and $1.2 million, respectively, a decrease of $0.7 million, or 61%. Licensing and royalty revenue has decreased primarily due to recognition of previously achieved milestone payments from Edding in the prior year.

Licensing and royalty revenue recognized in the prior period relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

The upfront and milestone payments from Edding were being recognized over the estimated period in which we were required to provide regulatory and development support pursuant to the respective agreements which were satisfied in June 2024. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold, inclusive of restructuring charges, during the three months ended September 30, 2024 and 2023 was $26.0 million and $36.2 million, respectively, a decrease of $10.2 million, or 28%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the three months ended September 30, 2023, we recorded as cost of goods sold - restructuring inventory $12.7 million as a result of amendments to our supplier agreements.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2024 and 2023 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended September 30, 2024 and 2023 was 38% and 44%, respectively. Excluding the restructuring inventory charge, gross margin was 38% and 64% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross margin is primarily as a result of a decrease in net selling prices.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2024 and 2023 was $36.9 million and $45.5 million, respectively, a decrease of $8.6 million, or 19%. Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 are summarized in the table below:

	Three months ended September 30,
In thousands	2024	2023
Selling expense (1)	$18,777	$24,054
General and administrative expense (2)	14,298	17,753
Non-cash stock-based compensation expense (3)	3,829	3,650
Total selling, general and administrative expense	$36,904	$45,457

(1)
Selling expense for the three months ended September 30, 2024 and 2023 was $18.8 million and $24.1 million, respectively, a decrease of $5.3 million, or 22%. This decrease is primarily due to a reduction in costs associated with decreased promotional and marketing initiatives as well as other cost optimization initiatives.
(2)
General and administrative expense for the three months ended September 30, 2024 and 2023 was $14.3 million and $17.8 million, respectively, a decrease of $3.5 million, or 19%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the 2023 ORP and cost reduction plans.

(3)
Non-cash stock-based compensation expense for the three months ended September 30, 2024 and 2023 was $3.8 million and $3.7 million, respectively, an increase of $0.2 million, or 5%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

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

Research and development expense. Research and development expense for the three months ended September 30, 2024 and 2023 was $4.5 million and $5.1 million, respectively, a decrease of $0.6 million, or 11%. Research and development expenses for the three months ended September 30, 2024 and 2023 are summarized in the table below:

	Three months ended September 30,
In thousands	2024	2023
REDUCE-IT study and presentations (1)	$124	$287
Fixed-dose combination (2)	—	332
Regulatory filing fees and expenses (3)	548	733
Non-clinical research activities (4)	669	115
Internal staffing, overhead and other (5)	2,330	2,646
Research and development expense, excluding non-cash expense	3,671	4,113
Non-cash stock-based compensation expense (6)	869	992
Total research and development expense	$4,540	$5,105

(1)
REDUCE-IT study and publications expenses consist primarily of costs incurred to maintain the REDUCE-IT trial data as well as support provided to present at conferences and to provide data to be published in medical journals.
(2)
Fixed-dose combination expenses are primarily related to cost associated with developmental activities of a fixed-dose combination of VASCEPA and a statin which began in 2022 but was subsequently deprioritized during 2023.
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

Restructuring expense. Restructuring expense for the three months ended September 30, 2024 and 2023 was nil and $0.7 million, respectively, a decrease of $0.7 million, or 100%. The charge in the prior year is due to the implementation of the ORP which was approved during the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the three months ended September 30, 2024 and 2023 was $3.4 million and $3.2 million, respectively, an increase of $0.2 million, or 5%. Interest income, net, represents income earned on cash and investment balances. The increase is primarily due to higher investment balances in the current year period compared to the prior year period.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2024 and 2023 was income of $0.3 million and expense of $0.6 million, respectively, an increase of $0.8 million, or 146%. Other income (expense), net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility.

Provision for income taxes. Income tax provision for the three months ended September 30, 2024 and 2023 was $3.6 million and $0.5 million, respectively. The provision for the three months ended September 30, 2024 is the result of changes in income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Total revenue, net. We recorded total revenue, net, of $166.3 million and $232.2 million during the nine months ended September 30, 2024 and 2023, respectively, a decrease of $65.9 million, or 28%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the United States. In addition to the United States, during the nine months ended September 30, 2024, we also sold VASCEPA by prescription in certain countries in Europe as well as certain countries outside of the United States and Europe, such as China and Canada, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $86.5 million decrease in U.S. net product revenue offset in part by a $16.2 million increase in net product revenue outside of the United States and a $4.3 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $144.5 million and $214.7 million during the nine months ended September 30, 2024 and 2023, respectively, a decrease of $70.2 million, or 33%. This decrease was due primarily to a 41% decrease in VASCEPA sales in the United States.

We recorded U.S. product revenue, net, of $122.5 million and $209.0 million during the nine months ended September 30, 2024 and 2023, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market as well as a decrease in volume primarily related to the loss of a large national PBM, going from exclusive to no longer covering VASCEPA.

The overall icosapent ethyl market in the United States, based on prescription levels reported by Symphony Health, decreased for the nine months ended September 30, 2024 by 2% as compared to the nine months ended September 30, 2023. Our share of the icosapent ethyl market has decreased to approximately 55% in the nine months ended September 30, 2024 compared to approximately 57% in the nine months ended September 30, 2023. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 5% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

In Europe, we recorded product revenue, net, of $9.7 million and $1.9 million during the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, we recorded $12.3 million of product revenue, net, from our collaboration partners compared to $3.9 million during the nine months ended September 30, 2023.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2024, we continue to focus on obtaining pricing reimbursement and launching commercial operations in all remaining European markets as well as supporting our partners to advance access and growing commercial operations throughout the rest of the world.

Licensing and royalty revenue. Licensing and royalty revenue during the nine months ended September 30, 2024 and 2023 was $21.8 million and $17.5 million, respectively, an increase of $4.3 million, or 25%. Licensing and royalty revenue increased primarily due to recognition of the REDUCE-IT indication milestone in China, offset by the recognition of CSL and Lotus upfront payments and recognition of previously achieved milestone payments from HLS in the prior year. Licensing and royalty revenue recognized in the current period relates to the recognition of amounts received in connection with the following VASCEPA licensing agreements:

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

The upfront and milestone payments from Edding and HLS were being recognized over the estimated period in which we were required to provide regulatory and development support pursuant to the respective agreements which were satisfied in 2024 and 2023, respectively. The upfront payment from CSL and Lotus was recognized in January 2023 and August 2023, respectively, upon closing of the agreement as no regulatory and development support is required pursuant to the agreement. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and changes in estimates of the timing and level of support required.

As part of our licensing agreements with certain territories outside of the United States, we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods, inclusive of restructuring charges, sold during the nine months ended September 30, 2024 and 2023 was $75.4 million and $111.8 million, respectively, a decrease of $36.4 million, or 33%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During the nine months ended September 30, 2023, we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in charges of $39.2 million which were recorded as cost of goods sold - restructuring inventory.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2024 and 2023 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for both of the nine months ended September 30, 2024 and 2023 was 48%. Excluding the restructuring inventory gross margin was 48% and 66% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2024 and 2023 was $115.3 million and $156.0 million, respectively, a decrease of $40.7 million, or 26%. Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 are summarized in the table below:

	Nine months ended September 30,
In thousands	2024	2023
Selling expense (1)	$59,669	$88,519
General and administrative expense (2)	44,102	58,534
Non-cash stock-based compensation expense (3)	11,569	8,944
Total selling, general and administrative expense	$115,340	$155,997

(1)
Selling expense for the nine months ended September 30, 2024 and 2023 was $59.7 million and $88.5 million, respectively, a decrease of $28.9 million, or 33%. This decrease is primarily due to a reduction in costs associated with our ORP and cost reduction plans resulting in decreased promotional initiatives, reduced travel and elimination of our U.S. sales force.
(2)
General and administrative expense for the nine months ended September 30, 2024 and 2023 was $44.1 million and $58.5 million, respectively, a decrease of $14.4 million, or 25%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the ORP and cost reduction plans, a decrease in branded pharma fees as a result of lower sales due to additional generic entrants in the market and decreased advisory fees related to the shareholder's special meeting in the prior year.
(3)
Non-cash stock-based compensation expense for the nine months ended September 30, 2024 and 2023 was $11.6 million and $8.9 million, respectively, an increase of $2.6 million, or 29%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The increase is due to prior years reversal of expense associated with our former CEO's resignation, as well as certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

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

Research and development expense. Research and development expense for the nine months ended September 30, 2024 and 2023 was $14.9 million and $16.4 million, respectively, a decrease of $1.5 million, or 9%. Research and development expenses for the nine months ended September 30, 2024 and 2023 are summarized in the table below:

	Nine months ended September 30,
In thousands	2024	2023
REDUCE-IT study and presentations (1)	$1,122	$1,080
Fixed-dose combination (2)	44	973
Regulatory filing fees and expenses (3)	1,818	1,709
Non-clinical research activities (4)	1,372	572
Internal staffing, overhead and other (5)	7,794	9,005
Research and development expense, excluding non-cash expense	12,150	13,339
Non-cash stock-based compensation expense (6)	2,734	3,089
Total research and development expense	$14,884	$16,428

(1)
REDUCE-IT study and publications expenses consist primarily of costs incurred to maintain the REDUCE-IT trial data as well as support provided to present at conferences and to provide data to be published in medical journals. The increase is as a result of additional conferences and publications in the U.S. and Europe to support the expansion and growth in the European markets.
(2)
Fixed-dose combination expenses are primarily related to cost associated with developmental activities of a fixed-dose combination of VASCEPA and a statin which began in 2022 but was subsequently deprioritized during 2023.
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

Restructuring expense. Restructuring expense for the nine months ended September 30, 2024 and 2023 was nil and $10.7 million, respectively, a decrease of $10.7 million, or 100%. The charge in the prior year is due to the implementation of the ORP which was approved in the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the nine months ended September 30, 2024 and 2023 was $10.0 million and $8.4 million, respectively, an increase of $1.6 million, or 19%. Interest income, net, represents income earned on cash and investment balances. The increase is primarily due to higher investment balances in the current year period compared to the prior year period.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2024 and 2023 was income of $2.0 million and $3.1 million, respectively, a decrease of $1.1 million, or 37%. Other income (expense), net, primarily consists of the ERC awarded as part of the CARES Act, gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility. The decrease in other income, net, is primarily due to receiving formal notice in the prior year from the IRS that we are entitled to the ERC funds and that receipt of a $3.9 million credit is probable.

Provision for income taxes. Income tax provision for the nine months ended September 30, 2024 and 2023 was $6.3 million and $2.1 million, respectively. The provision for income taxes for the nine months ended September 30, 2024 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

As of September 30, 2024, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $157.5 million and short-term investments of $148.8 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2024	2023
Cash (used in) provided by:
Operating activities	$(17.7)	$7.5
Investing activities	(23.1)	45.5
Financing activities	(1.5)	0.1
(Decrease) increase in cash and cash equivalents and restricted cash	$(42.3)	$53.1

Net cash used in operating activities increased during the nine months ended September 30, 2024 as compared to net cash provided by operating activities during the same period in 2023. This is primarily as a result of timing and payment of invoices and accruals in 2024.

Net cash used in investing activities during the nine months ended September 30, 2024 decreased due primarily to the purchases of $208.9 million of investment grade interest-bearing instruments offset by proceeds from the maturity of $185.8 million in investment grade interest-bearing instruments as compared to the same period in 2023 where proceeds from the maturity of investment grade interest-bearing instruments was $161.0 million, partially offset by $115.5 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities during the nine months ended September 30, 2024 as compared to net cash provided by financing activities during the same period in 2023 was primarily as a result of a decrease in proceeds related to stock option exercises.

As of September 30, 2024, we had net accounts receivable of $112.6 million, current inventory of $224.0 million and long-term inventory of $74.0 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.6 billion as of September 30, 2024. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the United States and pricing and reimbursement of VAZKEPA in Europe.

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

As of September 30, 2024, we had cash and cash equivalents of $156.9 million and short-term investments of $148.8 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and are adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under

“Risk Factors” in this Quarterly Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Information regarding reportable legal proceedings is contained in “Item 3. Legal Proceedings” of our Annual Report. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three and nine months ended September 30, 2024, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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
•
the manufacture, supply and commercialization, including promotional activities, of VASCEPA and VAZKEPA are subject to regulatory scrutiny;
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

Following the ANDA litigation rulings against the Company, generic versions of icosapent ethyl began launching in the United States in November 2020, and several generic versions are currently available, including for both the 0.5-gram and 1-gram capsules, and we expect that VASCEPA could face more competition from generic companies in the United States. Increasing sales of generic versions of icosapent ethyl could continue to have a material and adverse impact on our revenues and results of operations in the United States.

Generally, once a generic version of a drug is available in the market, the generic version is typically used by pharmacies across the U.S. to fill prescriptions for any use of the drug, subject to state substitution laws. Although we intend to vigorously defend our intellectual property rights related to VASCEPA, there can be no assurance that we will be successful in preventing use of generic versions of icosapent ethyl in indications for which they have not been approved by the U.S. FDA, even if such use is determined to infringe certain of our patent claims.

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

Factors that could inhibit our efforts to successfully commercialize VASCEPA include:

•
the impact of the expiration of regulatory exclusivities and entry into the market of additional generic versions of icosapent ethyl;
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
•
the commercialization and pricing of any current or potential generic versions of icosapent ethyl;
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

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides. China’s National Medical Products Administration, or NMPA, approved VASCEPA as an adjunct to diet to reduce the levels of triglyceride in adult patients suffering from severe hypertriglyceridemia (≥500mg/dL) and in October 2023 Edding submitted a regulatory filing to the NMPA and was approved on June 28, 2024. Following approval, Edding is working to secure National Reimbursement Drug Listing for VASCEPA in Mainland China under the REDUCE-IT indication. Even though the results from these trials were positive, additional clinical development efforts may be necessary in these markets to demonstrate the effectiveness and safety of VASCEPA, which may be costly to pursue, or may not produce the desired or expected results.

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

Our competitors include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. With generic versions of icosapent ethyl launched in the U.S. by companies that could have greater resources than us, and with the potential for further generic versions being launched possibly in the near term, it may not be viable for us to continue to invest in market education to grow the market and our ability to maintain current promotional efforts and attract favorable commercial terms in several aspects of our business will likely be adversely affected as we face increased generic competition, or if we launch our own generic version of icosapent ethyl.

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

Generic versions of icosapent ethyl made available in the market, even if based on a MARINE indication, are often used to fill a prescription for any intended use of the drug. If any approved ANDA filers are able to supply the product in significant commercial quantities, generic companies could introduce generic versions of icosapent ethyl in the market, as Hikma, Dr. Reddy's, Apotex, Teva and others have done. Although any such introduction of a generic version of icosapent ethyl would also be subject to any litigation settlement terms and patent infringement claims (including any new claims and those that may then be subject to an appeal), pursuing such litigation may be prohibitively costly or could put a substantial constraint on our resources.

The generic market entries beginning in 2020 have limited our U.S. sales, and had an adverse impact on our business and results of operations. In addition, generic market entry, whether limited to its approved indication or not, can create market disruption which leads to an overall slowing of market growth regardless of whether the net price of the generic entry is higher or lower than the net price of the branded drug. Such disruption includes potential stock shortages of the generic market entry at retail pharmacies and wholesalers which can cause filling of prescriptions for patients to be delayed or abandoned. Sponsors of generic entries typically do not fund market education initiatives to help healthcare professionals and at-risk patients learn about a new drug, which, particularly for a recently launched drug, can potentially limit overall growth. And certain states impose restrictions on the promotion of branded drugs, particularly if the generic market entry is less expensive than the branded drug. While some companies with generic competition elect to launch an authorized generic form of the drug to counter the perception, real or imagined, that generics are less expensive, if launched, an authorized generic is typically aligned with reduction or elimination of promotion of the associated branded drug, thus limiting the extent of market growth and potentially contracting the overall size of the realized market penetration. While an authorized generic could be profitable, the market opportunity for growth from an authorized generic is likely less than from promotion of a branded drug, and as such we have not launched an authorized generic version of icosapent ethyl to date, but may elect to do so in the future.

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

Our ability to commercialize VASCEPA or any future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. For example, the Inflation Reduction Act, or IRA, recently was enacted in the United States in an effort to manage certain drug prices, which includes provisions such as a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that PBMs can charge. This could have an adverse impact on our future revenues. Refer to “Item 1. Business - Government Regulation – Pharmaceutical Pricing and Reimbursement" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details.

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

These and similar regulatory dynamics, including the entry of generic versions of icosapent ethyl into the market, and the potential for additional generic versions in the near term, can affect our ability to commercialize VASCEPA on commercially reasonable terms and limit the commercial value of VASCEPA.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

For the quarter ending September 30, 2024, we participated in the Medicaid Drug Rebate program and the 340B drug pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any commercial entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

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

We have withdrawn from the Medicaid and 340B programs effective as of October 1, 2024.

We also participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

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

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and the conditions for such coverage. For example, a large national PBM notified the Company that, effective July 1, 2024, the PBM will no longer cover VASCEPA as the exclusive icosapent ethyl product for its commercial national formularies and will be transitioning VASCEPA to not covered status. While this decision did not impact VASCEPA coverage within Medicare Part D formularies of the PBM, the PBM's decision not to cover VASCEPA as the exclusive icosapent ethyl product for its commercial formularies limited our ability to market and sell VASCEPA.

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

We expect to experience pricing and reimbursement pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and executive proposals, as well as the availability of generic versions of icosapent ethyl. In addition, we may confront limitations in, or exclusions from, insurance coverage for our products, particularly as generic competition intensifies. If we fail to successfully secure and maintain reimbursement coverage for our approved drugs or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our approved drugs and investigational drug candidates for which we obtain approval, and our business may be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

We have expanded our VASCEPA commercialization activities outside of the United States through several contractual arrangements in territories including China, the Middle East, North Africa, Canada and, more recently, Australia, New Zealand, South Korea and Southeast Asia, Israel and Greece. We continue to assess other opportunities to develop VASCEPA commercialization outside of the United States through similar arrangements.

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

We plan to vigorously defend our rights under issued patents, however such defense activities can be costly to pursue and may not have the desired results. On November 30, 2020, we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the United States in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss our lawsuit for failure to state a claim. Thereafter, we appealed the district court dismissal to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court's ruling, finding that our allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024. which was denied on October 17, 2024. The case was remanded to the district court and will proceed accordingly, but we cannot predict the outcome or the impact on its business. We entered into a settlement agreement with Health Net, LLC on December 26, 2022. The Company intends to continue to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

Patent litigation is a time-consuming and costly process. There can be no assurance that we will be successful in enforcing any patent or that it will not be successfully challenged and invalidated. Even if we are successful in enforcing this patent, the process could take years to reach conclusion. Other drug companies may challenge the validity, enforceability, or both of our patents and seek to design its products around our issued patent claims and gain marketing approval for generic versions of icosapent ethyl or branded competitive products based on new clinical studies. The pharmaceutical industry is highly competitive and many of our competitors have greater experience and resources than we have. Any such competition could undermine sales, marketing and collaboration efforts for VASCEPA, and thus reduce, perhaps materially, the revenue potential for VASCEPA.

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

We cannot assure you, however, that we are or will continue to be solely resident in Ireland for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become, resident in a jurisdiction other than Ireland. Should we cease to be an Irish tax resident, we may be subject to a charge to Irish capital gains tax on our assets and the basis on which our income is taxed may also change. Similarly, if the tax residency of our Irish or UK subsidiaries were to change from their current jurisdiction, they may be subject to a charge to local capital gains tax on their assets and the basis on which their income is taxed may also change.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 29%, 34%, and 28%, respectively, of gross product sales for the nine months ended September 30, 2024, and represented 41%, 30%, and 17%, respectively, of the gross accounts receivable balance as of September 30, 2024. Customers A, B, and C accounted for 30%, 36%, and 29%, respectively, of gross product sales for the nine months ended September 30, 2023, and represented 37%, 37%, and 22%, respectively, of the gross accounts receivable balance as of September 30, 2023. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2023 and 2022, we reported net losses of approximately $59.1 million and $105.8 million, respectively. For the fiscal year ended December 31, 2021, we reported net income of approximately $7.7 million. We had an accumulated deficit as of December 31, 2023 of $1.6 billion. For the nine months ended September 30, 2024 and 2023, we reported losses of approximately $33.6 million and $53.3 million, respectively, and we had an accumulated deficit as of September 30, 2024 of $1.6 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

•
the recent and future potential launches of additional generic versions of icosapent ethyl;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $156.9 million and short-term investment balance of $148.8 million as of September 30, 2024, aggregating $305.7 million, will be sufficient to fund our projected operations for at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe on our operations and those of our customers and any current or potential generic competition.

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

As of October 25, 2024, we had 411,338,131 common shares outstanding, including 402,503,967 shares held as ADSs and 8,834,164 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. Our planned share repurchase program, would, if implemented, reduce the number of shares outstanding and could result in reduced trading volumes. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares purchased in the third quarter of 2024 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 - 31, 2024	56,618	$0.74
August 1 - 31, 2024	32,723	0.68
September 1 - 30, 2024	5,832	0.63
Total	95,173	$0.71

(1) Represents shares withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Consulting Agreement, dated July 26, 2024, by and between Amarin Corporation plc and Patrick Holt	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Vice President and Global Controller (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Global Controller (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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
Aaron Berg

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: October 30, 2024

AMARIN CORPORATION PLC

By:	/s/ Peter Fishman
Peter Fishman

Vice President, Global Controller
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: October 30, 2024