Form 10-K
period 2024-12-31
AMARIN CORP PLC\UK
filed 2025-03-12
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

36 Dame Street, Dublin 2, Ireland

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $282.7 million, based upon the closing price on the NASDAQ Global Market reported for such date.

414,186,296 shares were outstanding as of February 28, 2025, including 405,383,488 shares held as American Depositary Shares (ADSs), each representing one Ordinary Share, 50 pence par value per share, and 8,802,808 Ordinary Shares.

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

Our principal office is located at One Central Plaza, 5th Floor, 36 Dame Street, Dublin 2, Ireland. Our registered office is located at One New Change, London EC4M 9AF, England. Our primary office for our European market access team is located at Überbauung Metalli, Gotthardstrasse 2, Zug CH-6300, Switzerland. Our primary office in the United States is located at 440 Route 22, Bridgewater, NJ 08807, USA. Our telephone number at that location is (908) 719-1315.

For purposes of this Annual Report, our ordinary shares may also be referred to as “common shares” or “common stock.”

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication and we commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk. On June 1, 2023, we announced that regulatory approval from the National Medical Products Administration, or NMPA, for VASCEPA in Mainland China was received by our partner, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, for the MARINE indication and on June 28, 2024 for the REDUCE-IT indication. Through the date of this Annual Report we have received regulatory approval for VASCEPA under the REDUCE-IT indication in 49 countries, including the U.S. and 27 EU Member States.

VASCEPA is currently available by prescription in the U.S. and certain other countries throughout the world, as described below. We are responsible for the supply of VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. We are not responsible for providing any generic company with drug product. Geographies outside the U.S. in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below and no similar litigation is pending outside of the U.S..

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 27 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	June 2024
Strides Pharma (1)	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc. (2)	December 2023	April 2024	April 2024
Qilu Pharmaceutical Co Ltd	November 2024	N/A	N/A
Spriaso LLC	December 2024	N/A	N/A

(1) Strides Pharma licensed its rights to the generic version of icosapent ethyl to Amneal Pharmaceuticals.

(2) Ascent Pharmaceuticals, Inc. licensed its rights to the generic version of icosapent ethyl to Camber Pharmaceuticals, Inc. and XL Care Pharmaceuticals, Inc.

Europe

In 2021, we received marketing authorization and regulatory approval in the EU, England, Wales and Scotland.

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed 19 dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient-by-patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement varies from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Annual Report, we received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently we have made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	N/A	March 2022	March 2022	March 2022
Finland	N/A	October 2022	December 2022	December 2022
England/Wales	N/A	July 2022	October 2022	October 2022
Spain	N/A	July 2023	September 2023	September 2023
Netherlands	N/A	August 2023	September 2023	September 2023
Scotland	N/A	August 2023	August 2023	September 2023
Greece (1)	N/A	May 2024	June 2024	June 2024
Portugal	N/A	August 2024	August 2024	September 2024
Italy	N/A	December 2024	December 2024	N/A
Austria	September 2022	February 2025	September 2022	N/A
Denmark	June 2022	N/A	June 2022	N/A

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

Patients at high risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies than in the U.S. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion than in the U.S. In Europe, VAZKEPA has the benefit of 10 years of market protection, and in April 2024, we were issued a patent that extended our exclusivity to 2039.

Rest of World

One of our core areas of focus is continuing to work on generating revenue from our partnerships in key international markets, including Canada, Middle East North Africa, or MENA, China, Australia and New Zealand and Association of Southeast Asian Nations, or ASEAN, and South Korea and we will continue to explore additional partnerships in other countries throughout the world.

China

In February 2015, we entered into an exclusive agreement with Edding to develop and commercialize VASCEPA in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). On February 23, 2022, the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In Mainland China, the NMPA accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. In Mainland China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA New Drug Application, or NDA, was initiated. The Company announced on June 1, 2023 that Edding received approval from the NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding's submission of a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication was accepted. On June 28, 2024, Edding received approval from the NMPA for VASCEPA in Mainland China under the REDUCE-IT indication.

MENA

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	May 2022
Bahrain	April 2021	April 2022	September 2023
Kuwait	December 2021	March 2023	September 2023
Saudi Arabia	March 2022	June 2023	September 2023

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

Other

We completed the final year of a three-year plan to submit and obtain regulatory approval in 20 or more additional countries and regions in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Annual Report, we have filed for regulatory review in 22 countries and regions and have received approval in 15 countries and regions outside of the U.S. and EMA regulatory approval authority, including in Mainland China, Switzerland, Australia, New

Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. In October 2024, CSL obtained pricing approval and subsequently launched VAZKEPA in Australia. In July 2023, the Company entered into an agreement with Lotus Pharmaceuticals to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. In August 2023, the Company entered into an agreement with Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VAZKEPA in Israel, Gaza, West Bank, and the territories of the Palestinian Authority. The Company will be responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the U.S. and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Management Updates

As announced and effective on June 3, 2024, Patrick Holt voluntarily resigned as President and Chief Executive Officer and as a member of the Board of Directors. Effective June 4, 2024, the Board of Directors appointed Aaron Berg, previously our Executive Vice President, President U.S., to succeed Mr. Holt as our President and Chief Executive Officer, and as a member of the Board of Directors.

As announced on October 7, 2024, Tom Reilly voluntarily resigned as Executive Vice President, Chief Financial Officer, effective October 23, 2024. Effective December 13, 2024, our Vice President, Global Controller and principal financial and accounting officer of the Company, Peter Fishman, has been appointed as Senior Vice President, Chief Financial Officer.

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

Clinical Trials

The REDUCE-IT Study (basis for expanded U.S. FDA approved indication and label expansion in December 2019; basis for EU EC approved indication and label in March 2021)

The REDUCE-IT study was designed to evaluate the efficacy of VASCEPA in reducing major cardiovascular events in an at-risk patient population also receiving statin therapy. REDUCE-IT was a multinational, prospective, randomized, double-blind, placebo-controlled, parallel-group study to evaluate the effectiveness of VASCEPA, as an add-on to statin therapy, in reducing first major cardiovascular events in an at-risk patient population compared to statin therapy alone. The control arm of the study was comprised of patients on optimized statin therapy plus placebo. The active arm of the study was comprised of patients on optimized statin therapy plus VASCEPA. All subjects enrolled in the study had elevated triglyceride levels and either established coronary heart disease or risk factors for coronary heart disease.

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

VASCEPA in the REDUCE-IT study demonstrated a number needed to treat, or NNT, of 21 for the first occurrence of Major Adverse Cardiovascular Event, or MACE, in the five-point primary composite endpoint. NNT is a statistical concept intended to provide a measurement of the impact of a medicine or therapy by estimating the number of patients that need to be treated in order to have an impact on one person.

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

Overall adverse event rates in REDUCE-IT were similar across treatment groups and VASCEPA was well-tolerated. VASCEPA was associated with an increase (3% vs 2%) in the reported rate of atrial fibrillation or atrial flutter requiring hospitalization in a double-blind, placebo-controlled trial. The incidence of atrial fibrillation was greater in patients with a previous history of atrial fibrillation or atrial flutter. It is not known whether patients with allergies to fish and/or shellfish are at an increased risk of an allergic reaction to VASCEPA. VASCEPA was associated with an increase (12% vs 10%) in the reported rate of bleeding in a double-blind, placebo-controlled trial. The reported incidence of bleeding was greater in patients receiving concomitant antithrombotic medications, such as aspirin, clopidogrel or warfarin.

Common adverse reactions in the cardiovascular outcomes trial (incidence ≥3% and ≥1% more frequent than placebo) were musculoskeletal pain (4% vs 3%), peripheral edema (7% vs 5%), constipation (5% vs 4%), gout (4% vs 3%), and atrial fibrillation (5% vs 4%). Common adverse reactions in the hypertriglyceridemia trials (incidence >1% more frequent than placebo) were arthralgia (2% vs 1%) and oropharyngeal pain (1% vs 0.3%). Patients receiving VASCEPA and concomitant anticoagulants and/or anti-platelet agents for bleeding are to be monitored. In the REDUCE-IT trial, cardiovascular benefits appeared not to be influenced significantly by TG levels at baseline (above or below 150 mg/dL baseline range) or as achieved at one year, potentially suggesting mechanisms at work with use of VASCEPA that are independent of baseline TG levels or therapy-driven reduction in TG levels. Determining the mechanisms responsible for the benefit shown in REDUCE-IT was not the focus of REDUCE-IT. As summarized from the primary results of REDUCE-IT in The New England Journal of Medicine, potential VASCEPA mechanisms of action at work in REDUCE-IT may include TG reduction, anti-thrombotic effects, antiplatelet or anticoagulant effects, membrane-stabilizing effects, effects on stabilization and/or regression of coronary plaque and inflammation reduction, each as supported by earlier stage mechanistic studies.

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

Based on REDUCE-IT results, as of the date of the filing of this Annual Report, more than 50 clinical treatment guidelines, consensus statements, or scientific statements from global medical societies or journals have recognized the use of icosapent ethyl, or IPE, in appropriate at-risk patients for CV risk reductions, including those statements which we were informed of by our global partners in Canada, China, Southeast Asia, Australia, and the Middle East as well as guidelines which were newly received during the fourth quarter of 2024 as listed below:

•
In September 2024, the European Society of Cardiology, or ESC, updated their guidelines on the management of peripheral arterial and aortic disease to recommend IPE 2g twice daily in high-risk patients with comorbid hypertriglyceridemia (>1.5 mmol/L) despite lifestyle changes and statin therapy.
•
In November 2024, the Taiwan Society of Cardiology updated their guidelines on the prevention of Atherosclerotic Cardiovascular Disease, or ASCVD, to recommend IPE 2-4g one daily to patients receiving statin therapy with TG levels ≥150 mg/dL. Patients with very high TG levels ≥500 mg/dL with pancreatic risk may also benefit from IPE or EPA.
•
In December 2024, the Royal College of Physicians of Thailand, or RCPT, updated their guidelines on the management of dyslipidemia for ASCVD prevention to recommend IPE for risk reduction in patients age >40 years with type 2 diabetes, two or more risk factors for ASCVD, and persistently elevated TG levels even after achieving target LDL-C levels with statin therapy.

During 2024, we announced and supported the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

•
In February 2024, we supported our commercialization partners in Australia with an encore research presentation at the 4 Corners of Cardiology Meeting in Melbourne, Australia. This encore presentation included the REDUCE-IT mediation analysis report of the contribution of IPE and other biomarkers to major adverse cardiovascular events reduction.
•
In April 2024, we highlighted four data presentations showcasing the mechanistic activity of EPA and one REUDCE-IT subgroup analysis presentation reporting the effect of VASCEPA in patients with elevated TG and high or low Lipoprotein(a) concentrations at the American College of Cardiology scientific session. These presentations advanced the understanding of how EPA and VASCEPA work to reduce CV events in at-risk patients.
•
In May 2024, we supported two data presentations showcasing the mechanistic activity of EPA at the European Atherosclerosis Society, or EAS, scientific session in Lyon, France. These presentations may advance the understanding of how EPA and VASCEPA work to reduce CV events in at-risk patients.
•
In June 2024, we supported a poster with real world, observational, safety data of IPE from a U.S. database at the National Lipid Association, or NLA, scientific session in Las Vegas, Nevada. This presentation may advance the understanding of the safety profile of IPE in the real world and how it compares to the safety listed in the approved labeling and those from the large REDUCE-IT CV outcomes trial.
•
In June 2024, we supported an economic analysis of the budget impact of icosapent ethyl in the prevention of cardiovascular events in Italy at the International Society for Pharmacoeconomics and Outcomes Research, or ISPOR, Italy meeting in Bologna, Italy.
•
In July 2024, we supported data presentations showcasing the mechanistic activity of EPA as well as encore data reporting on real world safety of IPE at the Heart UK scientific conference in Coventry, England.
•
In August 2024, we provided support to our commercial partner in Australia to present sub-analyses from the REDUCE-IT study in endpoints such at ST-elevation myocardial infarction as well as analyses in patients with established cardiovascular disease and diabetes mellitus. These data presentations occurred at the Cardiac Society of Australia and New Zealand, or CSANZ, and at the Australian Diabetes Congress, or ADC.
•
In August and September 2024, we supported data presentations at both the ESC in London, UK, and the European Association for the Study of Diabetes, or EASD in Madrid, Spain. These presentations included sub-analyses from the REDUCE-IT trial, EPA mechanistic data, and data from Spanish hospitals reporting on the residual cardiovascular risk of elevated TG levels in patients with acute coronary syndrome, or ACS, as well as the eligibility of IPE in patients with ACS.

•
In October 2024, we supported HLS with an encore REDUCE-IT subgroup analysis presentation reporting the effect of VASCEPA in patients with elevated triglycerides and high or low Lipoprotein(a) concentrations at the Canadian Cardiovascular Congress, or CCC, in Vancouver, BC.
•
In November 2024, we supported three data presentation at the AHA Scientific Sessions in Chicago, IL. One data presentation was a subgroup analysis from REDUCE-IT in patients with prior CV events regardless of coronary artery disease history, and the other two data presentations showed the mechanistic activity of EPA.
•
In November 2024, we supported two health economics and outcomes research, or HEOR, presentations in Barcelona, Spain, at the International Society for Pharmacoeconomics and Outcomes Research, or ISPOR, Europe meeting. These data presentations highlighted the value add and cost-effectiveness of VASCEPA in patients with recent acute coronary syndrome in the Catalonia region of Spain.
•
In December 2024, we supported Biologix for a data presentation at the 20th International Symposium on Atherosclerosis, or ISA, in Muscat, Oman. The presentation reported on the effectiveness of VASCEPA in middle eastern patients with dyslipidemia within cardiology and endocrinology clinics.

In total, Amarin and global medical and scientific collaborators supported close to 45 publications inclusive of accepted abstracts, posters, and manuscripts for the year 2024.

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

Clinical Study in China

Edding completed a Phase 3 study of VASCEPA in China, the design of which was similar to, but larger than, our MARINE study. In November 2020, along with Edding, we announced statistically significant topline positive results. The study, which investigated VASCEPA as a treatment for patients with very high triglycerides (≥500 mg/dL), met its primary efficacy endpoint as defined in the clinical trial protocol and demonstrated a safety profile similar to placebo. There were no treatment-related serious adverse events in this study. On February 23, 2022, the Hong Kong Department of Health completed their evaluation and approved the use of VASCEPA under the REDUCE-IT indication. On June 1, 2023, the Company announced that Edding received approval from NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding's submission of a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication was accepted. On June 28, 2024, Edding received approval from the NMPA for VASCEPA in Mainland China under the REDUCE-IT indication.

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

In June 2018, we entered into a multi-faceted collaboration with Mochida related to the development and commercialization of drug products and indications based on the active pharmaceutical ingredient in VASCEPA, the omega-3 acid, EPA. Among other terms in the agreement, we obtained an exclusive license to certain Mochida intellectual property to advance our interests in the U.S. and certain other territories. In addition, the parties will collaborate to research and develop new products and indications based on EPA for our commercialization in the U.S. and certain other territories. The potential new product and indication opportunities contemplated under this agreement are currently in early stages of development. Upon closing of the collaboration agreement, we made a non-refundable, non-creditable upfront payment of approximately $2.7 million. In addition, the agreement provides for milestone payments from us upon the achievement of certain product development milestones and royalties on net sales of future products arising from the collaboration, if any.

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

United States

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2024 Update from the AHA, CVD is the underlying cause of death in approximately one out of every three deaths – one death approximately every 34 seconds. Approximately 130 million adults in the U.S. live with one or more types of cardiovascular disease with an estimated one million new or recurrent coronary events and 795,000 new or recurrent strokes occurring each year. An estimated 25 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 65 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL). According to the Cardiovascular Disease: A Costly Burden for America Projections Through 2035 from the AHA, 45% of the U.S. population is projected to have some form of CVD by 2035 and total costs of CVD are expected to reach $1.1 trillion in 2035.

It is estimated that more than 50 million adults in the U.S. have elevated triglyceride levels ≥150 mg/dL. Additionally, approximately two to three million adults in the U.S. have very high triglyceride levels (≥500 mg/dL), the condition for which VASCEPA received its initial drug approval from the U.S. FDA in 2012 based on the MARINE clinical trial. There are approximately 5 to 15 million people in the U.S. that meet the specific REDUCE-IT inclusion criteria. Additionally, the U.S. FDA-approved label for VASCEPA mentions maximally tolerated statin therapy in the indication statement. Since 1976, mean triglyceride levels have increased, along with the growing epidemic of obesity, insulin resistance, and type 2 diabetes mellitus. In contrast, mean LDL-C levels have decreased. Multiple primary and secondary prevention trials have shown a significant RRR of 25% to 35% in the risk of cardiovascular events with statin therapy, leaving significant persistent residual CV risk despite the achievement of target LDL-C levels.

Europe and Rest of World

Cardiovascular diseases remain the leading cause of disease burden in the world. There are more than 500 million people reportedly living with cardiovascular diseases globally, with 290 million in China. In the EU, there are approximately 60 million people reportedly living with cardiovascular disease, including approximately 38 million diagnosed with ischemic heart disease, stroke or peripheral heart disease. The proportion of patients dying from cardiovascular disease is reportedly higher in Europe than in the U.S. and there are more patients on statin therapy in Europe in aggregate compared to the U.S. Caring for cardiovascular disease in Europe is expensive with annual spending estimated to currently exceed €200 billion annually.

Manufacturing and Supply for VASCEPA

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S. Not all of our suppliers approved by the U.S. FDA are approved in every other geography.

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

Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of December 31, 2024, we had inventory of $230.8 million, of which approximately 60% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Competition

General

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product. It is probable that the number of companies seeking to develop products and therapies similar to our product or within the same therapeutic category will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with, more efficient than or superior to ours. For example, agents with longer dosing intervals inhibiting proprotein convertase subtilisin/kexin type 9 (“PCSK9”) have been approved. These agents include alirocumab (Praluent®), evolocumab (Repatha®), and inclisiran (Leqvio®). In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

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

In 2020, following our unsuccessful appeals of a court ruling in favor of the Defendants, several of the Company's patents covering the MARINE indication were declared invalid. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA, have entered the U.S. market and represent our main competitors:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	June 2024
Strides Pharma (1)	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc. (2)	December 2023	April 2024	April 2024
Qilu Pharmaceutical Co Ltd	November 2024	N/A	N/A
Spriaso LLC	December 2024	N/A	N/A

(1) Strides Pharma licensed its rights to the generic version of icosapent ethyl to Amneal Pharmaceuticals.

(2) Ascent Pharmaceuticals, Inc. licensed its rights to the generic version of icosapent ethyl to Camber Pharmaceuticals, Inc. and XL Care Pharmaceuticals, Inc.

Woodward Pharma Services LLC currently sells Lovaza®, which it acquired from GlaxoSmithKline plc in the third quarter of 2021. Lovaza, a prescription-only omega-3 fatty acid indicated for patients with severe hypertriglyceridemia was approved by the U.S. FDA in 2004 and has been on the market in the U.S. since 2005. Multiple generic versions of Lovaza are available in the U.S. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of severe hypertriglyceridemia and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the U.S. We compete with these drugs, and in particular, multiple low-cost generic versions of these drugs, in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

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

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or as over-the-counter drugs, by the U.S. FDA in the U.S. Most regulatory authorities outside the U.S. are similar in this regard. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. We have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products. Still, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or the U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

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

Regulatory Matters

Government Regulation and Regulatory Matters

Any product development activities related to VASCEPA or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the U.S. FDA and comparable regulatory authorities in other countries, which regulate the design, research, clinical and nonclinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are generated in two distinct development stages: preclinical and clinical. Drugs must be approved by regulatory authorities before they are first marketed for example, by the U.S. FDA through the new drug application, or NDA, process in the U.S. or the marketing authorization application, or MAA, process under the EMA in the EU. For new chemical entities, the preclinical development stage generally involves synthesizing the active component, developing the formulation, determining the manufacturing process and controls, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies which support subsequent clinical testing.

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

United States Drug Development and Approval

In the U.S., the process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the U.S. FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Prior to the start of human clinical studies for a new drug in the U.S., preclinical laboratory and animal tests are often performed under the U.S. FDA’s Good Laboratory Practices regulations, or GLP, and an Investigational New Drug filing, or IND, is filed with the U.S. FDA. Similar filings are required in other countries; however, data requirements and other information needed for a complete submission may differ in other countries. The amount of data that must be supplied in the IND depends on the phase of the study. Phase 1 studies typically require less data than larger Phase 3 studies. A clinical plan must be submitted to the U.S. FDA prior to commencement of a clinical trial. If the U.S. FDA has concerns about the clinical plan or the safety of the proposed studies, it may suspend or terminate the study at any time. Studies must be conducted in accordance with Good Clinical Practice, or GCP, including the requirement that subjects provide their informed consent, and regular reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards, or IRBs, responsible for overseeing studies at particular sites and protecting human research study subjects. An independent IRB may also suspend or terminate a study once initiated.

U.S. FDA Review Process

The results of nonclinical studies and clinical trials, together with other information, including manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the U.S. FDA in an NDA requesting approval to market the drug for one or more specified indications. Each NDA is typically accompanied by a user fee and there is also an annual prescription drug product program fee for human drugs. The U.S. FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with Current Good Manufacturing Practices, or cGMP, requirements to assure and preserve the product’s identity, strength, quality and purity. The U.S. FDA will conduct a pre-approval inspection of the manufacturing facilities for the new drug and may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the U.S. FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The U.S. FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Off-label Promotion in the United States

The Federal Food, Drug, and Cosmetic Act, or FDCA, has been interpreted by the U.S. FDA and the U.S. government to make it illegal for pharmaceutical companies to promote their U.S. FDA-approved products for uses that have not been approved by the U.S. FDA, or off-label promotion. Companies that market drugs for unapproved uses or indications have been subject to related costly litigation, criminal penalties and civil liability under the FDCA and the False Claims Act. However, recent case law has called into question the extent to which government in the U.S., including the U.S. FDA, can, and is willing to seek to, prevent truthful and non-misleading speech related to off-label uses of U.S. FDA-approved products such as VASCEPA.

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

Prescription drug advertising is subject to federal, state and foreign regulations. In the U.S., the U.S. FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the U.S. FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

In the U.S., once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the U.S. FDA. U.S. FDA regulations require that products be manufactured in specific approved facilities and in accordance with pharmaceutical cGMPs, and NDA holders must list their products and register their manufacturing establishments with the U.S. FDA and certain state agencies. Third-party manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are also required to register their establishments with the U.S. FDA and certain state agencies. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the U.S. FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. In addition, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S..

U.S. FDA Marketing Exclusivity and Generic Competition

The FDCA, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Amendments, provides for market exclusivity provisions that can help protect the exclusivity of new drugs by delaying the acceptance and final approval of certain competitive drug applications. New chemical entity, or NCE, marketing exclusivity precludes approval during the five-year exclusivity period of certain 505(b)(2) applications and Abbreviated New Drug Application, or ANDAs, submitted by another company for another version of the drug. The timelines and conditions under the ANDA process that permit the start of patent litigation and allow the U.S. FDA to approve generic versions of brand name drugs like VASCEPA differ based on whether a drug receives three-year, or five-year, NCE marketing exclusivity.

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

Foreign Regulation of New Drug Compounds

In addition to regulations in the U.S., we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain U.S. FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in all or most foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the U.S. FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Similarly, clinical trials conducted in countries such as Australia, Canada, and New Zealand, require review and approval of clinical trial proposals by an ethics committee, which provides a combined ethical and scientific review process. Most countries in which clinical studies are conducted require the approval of the clinical trial proposals by both the national regulatory body and an ethics committee.

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

Clinical Trials Regulation

In April 2014, the EU adopted Clinical Trials Regulation (EU) No 536/2014, which was replaced by the Clinical Trials Directive 2001/20/EC on January 31, 2022 and overhauled the system of approvals for clinical trials. Specifically, the new Regulation, which is directly applicable in all EU Member States, such that no national implementing legislation in each EU Member State is required, aims to simplify and streamline the approval of clinical trials in the EU. For example, the Regulation provides for a streamlined application procedure through a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Drug Review and Approval

Medicinal products can only be commercialized after obtaining a marketing authorization. To obtain regulatory approval of a medicinal product in the EU, a company must submit a marketing authorization application, or MAA. Centralized marketing authorizations are issued by the EC through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and are valid throughout the EU as well as Iceland, Norway and Lichtenstein. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products such as gene-therapy, somatic cell-therapy or tissue-engineered medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Now that the UK, which comprises Great Britain and Northern Ireland, has left the EU, Great Britain is no longer covered by EU centralized marketing authorizations. While originally under the Northern Ireland Protocol, EU centralized marketing authorizations continued to be recognized in Northern Ireland, the UK has revised its system for marketing authorizations applicable as from January 1, 2025. Among others, EU centralized marketing authorizations will no longer be effective in Northern Ireland. As from January 1, 2025, the marketing of medicines in the UK, including Northern Ireland, will be governed either by UK applicable marketing authorizations or by separate marketing authorizations applicable only in Great Britain or Northern Ireland, in each case granted by the UK MHRA. Depending on which marketing authorization a company it may need to take the relevant steps required by the UK MHRA to transform the existing EU/GB marketing authorizations to the correct new MHRA issued marketing authorization.

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

Data and Market Exclusivity

In the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall 10 year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison to the existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. Following the expiry of regulatory exclusivity for a product (or if a product does not qualify for regulatory exclusivity), a generic or biosimilar of the applicable product may be authorized and marketed in the EU and we would therefore need to rely upon enforcement of any surviving European patents covering the applicable product to protect against generic competition in the EU.

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

Reform of the Regulatory Framework in the European Union

The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The EC has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which were initially debated by the European Parliament in April 2024. Once the EC's legislative proposals have been initially voted on by the European Parliament and the European Council and,

following initial review, been negotiated and discussed among those bodies, final approved texts (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and for the initial period post-Brexit, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. On February 27, 2023, the UK government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. As part of the Windsor Framework, the MHRA has revised the market access regulations for medicines in the UK.

As from January 1, 2025, among others, EU centralized marketing authorizations will no longer be effective in Northern Ireland. As from January 1, 2025, the marketing of medicines in the UK, including Northern Ireland, will be governed either by UK wide applicable marketing authorizations or by separate marketing authorizations applicable only in Great Britain or Northern Ireland, in each case granted by the UK MHRA. Depending on which marketing authorization a company has it may need to take the relevant steps required by the UK MHRA to transform the existing EU/GB marketing authorizations to the correct new MHRA issued marketing authorization.

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

With respect to Europe, the EU GDPR and UK GDPR (collectively referred to as the GDPR in this Annual Report on Form 10-K), as well as other national data protection legislation in force in relevant EU and European Economic Area, or EEA member states and the UK (including the UK Data Protection Act 2018 in the UK) govern the collection, use, storage, disclosure, transfer, or other processing of personal data that is (i) carried out in the context of the activities of our establishment in any EU and EEA member state or the UK or (ii) collected in the course of offering services to or involving behavior-monitoring of individuals located in the EU/UK. Currently, the EU GDPR and UK GDPR remain largely aligned. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, legal basis for processing personal data which may include obtaining consent of the individuals to whom the personal data relates, providing detailed information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global turnover, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The GDPR and other applicable data protection laws, impose restrictions in relation to the international transfer of personal data. For example, in order to transfer data outside of the EEA or the UK to a non-adequate country, the GDPR requires us to enter into an appropriate transfer mechanism, and may require us to take additional steps to ensure an essentially equivalent level of data protection, including carrying out transfer impact assessments. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. In the event a legislator, government, regulator or court imposes additional restrictions on international transfers, there may be operational interruption in the performance of services for customers and internal processing of employee information. Such restrictions may also increase our obligations in relation to carrying out international transfers of personal data, and incur additional expense and increased regulatory liabilities. On June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the UK for a four year period until June 27, 2025. Similarly, the UK has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the UK and the EEA remain unaffected.

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

United States Healthcare Reform and Legislation

In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations.

On March 11, 2021, the American Rescue Plan Act of 2021 went into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near term.

Pharmaceutical Pricing and Reimbursement

In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Our ability to successfully commercialize our product therefore depends significantly on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the U.S., governmental payors such as Medicare and Medicaid, as well as managed care organizations, private health insurers and other organizations. Third-party payors decide which drugs they will pay for and establish reimbursement and copayment levels. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. In the U.S., the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products. Although we have withdrawn effective October 1, 2024 from the Medicaid Drug Rebate program and the 340B drug pricing program, during the year ended December 31, 2024, we participated in such programs. Under the Medicaid Drug Rebate program, we were required to pay a rebate to each state Medicaid program for our covered outpatient drugs that were dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Part B of the Medicare program.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. There have been several changes to the 340B drug pricing program. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion.

We currently participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, we are obligated to make our products available for procurement on an FSS contract and charge a price to four federal agencies - the VA, U.S. Department of Defense, Public Health Service and U.S. Coast Guard - that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP.

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

Outside the U.S., ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices, particularly when for the same product and the same indication as in the U.S., tend to be significantly lower.

Price negotiations are conducted in the UK and each EU country for new medicines between the manufacturer and the national government pricing committee, or the parties. In many cases, there is no specific timeline for negotiation conclusion and the dynamics depends on the discussions between both parties. Analyzing a benchmark of innovative cardiovascular and metabolic products in recent years, the average time to price negotiation from marketing authorization ranged from 12 months in England to 52 months in countries like France. Recent macro-economic context has put additional pressure on EU authorities in their ability to allocate large budgets for innovative medicines. After this negotiation phase concludes between the parties, a confidential agreement is signed for usually three to five years with a specific public budget allocation and a price is published, or the list price. For retail products like VAZKEPA in the UK, Sweden or Finland there are no confidential deals with authorities impacting net prices.

Other Regulatory Matters

Manufacturing, sales, promotion, importation, and other activities related to approved products are also subject to regulation by numerous regulatory authorities, including, in the U.S., the U.S. FDA, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. Sales, marketing and scientific/educational programs must comply with the Food, Drug, and Cosmetic Act, the

Anti-Kickback Statute, and the False Claims Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

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

Changes in regulations or statutes or the interpretation of existing regulations could impact our business in the future by requiring, the following: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Patents, Proprietary Technology, Trade Secrets

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. While certain key patents related to our product based on the MARINE clinical study were determined to be invalid as obvious by a district court in the U.S., it remains the case that our ability to successfully implement our business plan and to protect our products with our intellectual property will depend in large part on our ability to:

•
obtain, defend and maintain patent protection and market exclusivity for our current and future products;
•
preserve any trade secrets relating to our current and future products;
•
acquire patented or patentable products and technologies; and
•
operate without infringing the proprietary rights of third parties.

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this Annual Report on Form 10-K, we had more than 100 patent applications in the U.S. that have been either issued or allowed, most of which are listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations also known as the FDA Orange Book.

Currently-issued U.S. patents will expire between 2027 and 2033 and contain claims directed to the methods of using icosapent ethyl to treat hypertriglyceridemia, severe hypertriglyceridemia and cardiovascular risk reduction. Our VASCEPA patent portfolio also includes many granted patents in foreign jurisdictions including pending foreign and Patent Cooperation Treaty, or PCT patent applications. Currently-granted European patents directed to the same subject matter as above will expire between 2027 and 2039, and may be subject to a potential further extension of a patent right. Granted patents in other foreign jurisdictions will expire between 2030 and 2039 and may be subject to a potential further patent term extension, depending on the country. Pending applications covering VASCEPA/VAZKEPA may, if granted, provide exclusivity for the drug until 2039.

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

Geographies outside the U.S. in which VASCEPA is sold or under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of icosapent ethyl is pending outside the U.S. Outside the U.S., VASCEPA is currently available by prescription in certain European countries, Australia and New Zealand, Canada, China, the Middle East and North Africa, South Korea, Southeast Asia, Greece and Israel. In Canada, VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection with expiration dates that could extend into 2039. We are pursuing additional regulatory approvals for VASCEPA in Europe, Asia and the Middle East. In Asia and the Middle East, we are pursuing such regulatory approvals and subsequent commercialization of VASCEPA with commercial partners. The EC approval provides 10 years of market protection in the EU. Furthermore, patent protection in Europe includes: one granted patent related to the use of a pharmaceutical composition comprised of 4g of 96% EPA ethyl ester to treat the REDUCE-IT population expiring in 2033 and another related to treating the REDUCE-IT population expiring in 2039. In addition, pending patent applications in Europe may, if granted, also provide exclusivity into 2039.

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

Attracting, developing and retaining key scientific, technical, research, marketing, sales and other personnel is critical to our ability to implement and execute our business plan and is key to our success. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development, career opportunities and work environment. As of December 31, 2024, we had approximately 275 full-time employees located in 15 countries, of which 25% are located in the U.S. and 75% are located throughout Europe. For the 25% of our total employees located in the U.S., our workforce diversity representation for gender and race is 38% and 32%, respectively.

Employee Development & Engagement

We believe in a direct management-employee engagement model by which managers and employees maintain a regular dialogue about working conditions, compensation, compliance, safety and advancement opportunities. We communicate frequently and transparently with our employees through a variety of communication methods, including written and video communications and quarterly town hall meetings. We believe these engagement efforts keep our employees informed about our strategy, purpose and priorities, which is consistent with our core values of integrity, operational excellence, collaboration and commitment to quality and we believe this engagement motivates our employees to do their best work. We conduct an annual global employment engagement survey to obtained feedback from our employees on our employment engagement and development practices, among other areas. The participation and results of this survey were positive and allows management to continuously focus on improvements in this area. Our core values promote an empowering, supportive atmosphere where we work together to put patients first and improve patient care through our actions and products. We encourage employees to share ideas and learn from each other, while expecting high standards of quality and continuous improvement.

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

At March 12, 2025, we had the following subsidiaries:

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
we are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the U.S. and its development, launch and commercialization in Europe and other major markets;
•
in the U.S., we compete with and may face increasing competition from generic drug companies and our revenues and results could continue to be materially and adversely affected;
•
we are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner, or at all and, even if successfully obtained, we may not be successful in commercializing VAZKEPA in major markets outside the U.S.;
•
the commercial value of VASCEPA outside the U.S. may be smaller than we anticipate, particularly if we are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited and our revenues and results could be adversely affected;
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
•
the manufacture, supply and commercialization, including promotional activities, of VASCEPA and VAZKEPA are subject to regulatory oversight and scrutiny in each of the markets in which we are active;
•
we are required to comply with a multitude of regulatory frameworks in the development, manufacture, distribution and marketing of our products, any changes to the relevant regulations, changes in healthcare laws, or operation of the relevant government agencies or departments may adversely impact our business;
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
•
we have limited experience commercializing VASCEPA outside the U.S., and we may not be successful in building an infrastructure, including a sales force, that can navigate the regulatory and other dynamics outside of the U.S.. We are currently, and may continue to be, substantially dependent on third parties for our international efforts, and we may not be successful in negotiating or establishing relationships with business partners to support and maintain control over our international activities;
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
•
we are currently, and in the future may be, party to litigation and government investigations. Litigation, investigations or threats thereof, regardless of merit or outcome, are costly and can require significant time and resources from our management and employees;
•
historically, we have incurred operating losses and we may not be able to generate significant revenue to achieve steady profitability. We may not be able to obtain financing or additional resources on favorable terms, or at all;
•
our efforts to return capital to our shareholders and increase shareholder value, including our share repurchase program, may not be implemented in a timely manner or at all, or may not have the expected results; and
•
if we are unable to meet the listing requirements of the NASDAQ Stock Market, or NASDAQ, our stock may be delisted.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in our Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

Following the ANDA litigation rulings against the Company, generic versions of icosapent ethyl began launching in the U.S. in November 2020, and several generic versions are currently available, including for both the 0.5-gram and 1-gram capsules, and we expect that VASCEPA could face more competition from generic companies in the U.S. Increasing sales of generic versions of icosapent ethyl could continue to have a material and adverse impact on our revenues and results of operations in the U.S.

Generally, once a generic version of a drug is available in the market, the generic version is typically used by pharmacies across the U.S. to fill prescriptions for any use of the drug, subject to state substitution laws. Although, we intend to continue to vigorously defend our intellectual property rights related to VASCEPA, there can be no assurance that we will be successful in preventing use of generic versions of icosapent ethyl in indications for which they have not been approved by the U.S. FDA, even if such use is determined to infringe certain of our patent claims.

We are seeking relevant pricing approvals in various countries; however, we may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we may not be successful in commercializing VAZKEPA in major markets outside the United States.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the U.S., particularly in light of the level of competition, including from generic products, in the U.S.. This process is conducted on a country-by-country basis and is time consuming and complex, and, even though the EC approved the marketing authorization for VAZKEPA in March 2021, and we have received positive national pricing and reimbursement decisions in various countries, there is no guarantee that we will be able to negotiate and obtain further reimbursement and pricing terms on favorable terms, or at all, in the other countries where we are pursuing commercialization. Further, successful progress or pricing terms in one country may not be indicative of our outcomes in other jurisdictions. We may not be successful in obtaining additional approvals in a timely manner with acceptable terms, or in additional countries, and if we are unable to do so, and continue to face increased competition in the U.S., our financial position could be materially and adversely impacted.

We have been developing VAZKEPA on our own in Europe, where we have limited experience. We are exploring possible strategic collaborations within Europe and in other major markets, which will increase our reliance on third parties, over whom we have limited control. We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and are assessing potential partners to commercialize VASCEPA in other parts of the world. We have strategic collaborations for the development and commercialization of VASCEPA in Australia and New Zealand, Canada, China, the Middle East and North Africa, South Korea, Southeast Asia, Greece and Israel. However, we cannot make any guarantees as to the success of these efforts or that our beliefs about the value potential are accurate, or that we will be able to rely upon these third parties; if commercialization plans for VASCEPA do not meet expectations in major markets such as Europe, our business and prospects could be materially and adversely affected.

The commercial value of VASCEPA outside the United States may be smaller than we anticipate, particularly if we are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited.

There can be no assurance as to the market for VASCEPA outside the U.S., and we may face challenges in successfully achieving market opportunities available to us. Despite having received EC approval to commercialize VAZKEPA in Europe and approval elsewhere around the world, applicable regulatory agencies may impose restrictions on the product’s conditions for use, distribution or marketing, and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials, any of which could limit the market opportunity, or our ability to capitalize on such opportunity, for VASCEPA.

Further, securing adequate reimbursement is critical for commercial success of any therapeutic, and pricing and reimbursement levels of medications in markets outside the U.S. can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product, and these negotiations are not always successful.

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

We, or our partners, may choose to not proceed with marketing VASCEPA in a market, even after obtaining all necessary regulatory approval, due to negative commercial dynamics. Further, with regard to any indications for which we may gain approval in territories outside the U.S., the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. In addition, we could face competition from products similar or deemed equivalent to VASCEPA in various jurisdictions through regulatory pathways that are more lenient than in the U.S. or in jurisdictions in which we do not have exclusivity from regulations or intellectual property. If any of these market dynamics exist, the commercial potential in these territories for our product would suffer.

We have limited experience as a company in commercializing VASCEPA outside of the United States and may be unsuccessful in developing sales internationally.

We may be unsuccessful in expanding our global footprint. We are launching VAZKEPA on our own in the most commercially significant markets in Europe, and have redesigned our commercial infrastructure in Europe. The commercial launch of a new pharmaceutical product is a complex and resource heavy undertaking for a company to manage and may be impacted by decisions by and interactions with local regulators. We have limited prior experience as a company operating a commercial-stage pharmaceutical business in Europe. Given the amount of time and resources, including capital, needed to support regulatory and commercial efforts aimed at international expansion, if we are unsuccessful or delayed in generating revenues overseas, our results of operations could be materially and adversely impacted.

Factors that could inhibit our efforts to successfully commercialize VASCEPA include:

•
the impact of the expiration of regulatory exclusivities and entry into the market of additional generic versions of icosapent ethyl;
•
our inability to attract and retain adequate numbers of effective sales and marketing personnel and senior management, particularly in light of our recent reductions in force, including our ORP, and turnover on the management team;
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
•
an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions; and
•
unforeseen costs and expenses associated with operating a new independent sales and marketing organization outside of the U.S..

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

Our ability to generate meaningful revenues of VASCEPA outside of the U.S. is dependent on the availability and extent of coverage and reimbursement from third-party payors. In many markets around the world, these payors, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare, and their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs remain heavily scrutinized for cost containment. As a result, payors are becoming more restrictive regarding the use of biopharmaceutical products and scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures are intensified where our products are subject to competition, including from generics. Refer to Item 1. Business - Government Regulation – Pharmaceutical Pricing and Reimbursement for further details.

In many countries outside the U.S., government-sponsored healthcare systems are the primary payors for drugs. With increasing budgetary constraints and differing views on or challenges in valuing medicines, governments and payors in many countries are applying a variety of measures to exert downward price pressure. These measures can include mandatory price controls, price referencing, therapeutic-reference pricing, increases in mandates, incentives for generic substitution and biosimilar usage and government-mandated price cuts. In this regard, many countries have health technology assessment organizations that use formal economic metrics such as cost effectiveness to determine prices, coverage and reimbursement of new therapies; and these organizations are expanding in established and emerging markets. Many countries also limit coverage to populations narrower than the regulatory agency approved product label or impose volume caps to limit utilization. We expect that countries will continue to take aggressive actions to seek to reduce expenditures on drugs. Similarly, fiscal constraints may also affect the extent to which countries are willing to approve new and innovative therapies and/or allow access to new technologies.

The dynamics and developments discussed above serve to create pressure on the pricing and potential usage of products throughout the pharmaceutical industry, including VASCEPA. Given the diverse interests in play among payors, biopharmaceutical manufacturers, policy makers, healthcare providers and independent organizations, if and whether the parties involved can achieve alignment on the matters discussed above remains unclear and the outcome of any such alignment is difficult to predict. If reimbursement of VASCEPA is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to successfully commercialize VASCEPA outside of the U.S. may be harmed, which could have a material and negative impact on our overall business.

Government and commercial payor actions outside of the United States have affected and will continue to affect access to and sales of our products.

Outside of the U.S., we expect countries will continue to take actions to reduce their drug expenditures. International reference pricing, or IRP, has been widely used by many countries outside the U.S. to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. Some countries also allow additional rebates or discounts to be negotiated. The outcome of such negotiations can be uncertain and could become publicly disclosed in the future. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Thus, there can be no certainty that we will negotiate satisfactory reimbursement or pricing rates in markets outside of the U.S. in a timely manner, or at all, or even if we are successful in obtaining satisfactory coverage and reimbursement, we may be unsuccessful in sustaining such coverage and reimbursement, or could face challenges as to the timeliness or certainty of payment by payors to physicians and other providers, which would have a material and adverse impact on our commercialization efforts outside of the U.S.. We as an organization have limited experience in navigating the pricing and reimbursement regimes outside of the U.S.. The foreign regimes are varied and complex, and this might hinder our effectiveness in establishing satisfactory pricing, coverage and reimbursement levels in a timely manner or at all.

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

•
our ability to continually promote VASCEPA in the U.S. consistent with U.S. FDA-approved labeling and the related perception thereof;
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

Regulatory authorities and medical guideline committees outside of the U.S. and Europe may consider the following additional factors, which could lead to evaluations of the totality of the efficacy and safety data from REDUCE-IT that differ from those of the U.S. FDA or the EC:

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

If regulatory authorities and medical guideline committees outside of the U.S. and Europe draw conclusions that differ from those of the U.S. FDA or the EC, the U.S. FDA or the EC could reevaluate its conclusions as to the safety and efficacy of VASCEPA. Likewise, if additional data or analyses released from time to time do not meet expectations, the perception of REDUCE-IT results and the perceived and actual value of VASCEPA may suffer. In these instances our revenue and business could suffer and our stock price could significantly decline.

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

Our ORP and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint.

If we are not successful in our efforts to continue to market and sell VASCEPA in the U.S., including following our ORP announced in July 2023 which eliminated all remaining sales force positions in the U.S., with the managed care and trade organization remaining to support U.S. commercial efforts, and approximately 30% of non-sales positions, our anticipated revenues or our expenses could be materially adversely affected, and we may not maintain profitability in the U.S. or obtain profitability internationally. Further, we may need to cut back on research and development activities or we may need to implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

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

We also face considerable competition in the U.S. from branded products and generic versions of competing branded products and formulations, including Lovaza®, Tricor®, Trilipix® and Niaspan®, all of which have multiple generic competing versions. We compete with these drugs in our U.S. FDA-approved indicated uses, even though such products do not have U.S. FDA approval to reduce CV risk on top of statin therapy.

For a more detailed discussion of our competitors, and potential competing drugs in development, in the U.S. and the rest of the world, see our discussion above in Item 1. Business - Competition.

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

Consistent with the competitive landscape in the U.S., our competitors outside of the U.S. include large, well-established and experienced pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies and we have limited experience as a company self-commercializing a product outside of the U.S..

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

We could face patent litigation related to the patents filed related to the REDUCE-IT study.

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

The generic market entries beginning in 2020 have limited our U.S. sales and had an adverse impact on our business and results of operations. In addition, generic market entry, whether limited to its approved indication or not, can create market disruption which leads to an overall slowing of market growth regardless of whether the net price of the generic entry is higher or lower than the net price of the branded drug. Such disruption includes potential stock shortages of the generic market entry at retail pharmacies and wholesalers which can cause filling of prescriptions for patients to be delayed or abandoned. Sponsors of generic entries typically do not fund market education initiatives to help healthcare professionals and at-risk patients learn about a new drug, which, particularly for a recently launched drug, can potentially limit overall growth. And certain states impose restrictions on the promotion of branded drugs, particularly if the generic market entry is less expensive than the branded drug. While some companies with generic competition elect to launch an authorized generic form of the drug to counter the perception, real or imagined, that generics are less expensive, if launched, an authorized generic is typically aligned with reduction or elimination of promotion of the associated branded drug, thus limiting the extent of market growth and potentially contracting the overall size of the realized market penetration. While an authorized generic could be profitable, the market opportunity for growth from an authorized generic is likely less than from promotion of a branded drug, and as such we have not launched an authorized generic version of icosapent ethyl to date, but may elect to do so in the future.

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

The active pharmaceutical ingredient in VASCEPA is difficult and time consuming to manufacture, and often requires considerable advanced planning and necessitates long-term financial commitments to ensure sufficient capacity is available when needed. We have invested over a decade of resources and expenses to develop this active pharmaceutical ingredient, or API, with our third-party suppliers, and to otherwise build our supply chain, improve our technical know-how, establish manufacturing processes and obtain related regulatory approvals to help enable our suppliers to meet our clinical and commercial needs globally. Despite such efforts, the stability of the supply chain is largely out of our control and is subject to market and supply volatility and the actions of third parties. Any disruption to the supply chain, including the manufacturing processes and availability of API, would be disruptive to our business and would have a negative impact on our results of operations.

In April 2021, Dr. Reddy’s filed a complaint against us in the U.S. District Court District of New Jersey (case no. 2:21-cv-10309) alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of API of VASCEPA. Damages sought include recovery for alleged economic harm to Dr. Reddy’s, payors, and consumers, treble damages and other costs and fees. Injunctive relief against the alleged violative activities is also being sought by Dr. Reddy’s. Consumer group lawsuits followed claiming similar violations and alleging that such alleged violations resulted in higher prices to consumers. In addition, in February 2023, March 2024 and June 2024, Hikma, Teva and Apotex, respectively, filed complaints against us in the U.S. District Court District of New Jersey (case nos. 23-cv-01016, 24-cv-04341 and 24-cv-07041, respectively) making allegations consistent with the Dr. Reddy's complaint. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the U.S. and in other countries. The result of our litigation and settlement with the U.S. FDA, as discussed above, may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the U.S., the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also subject to periodic unannounced inspections by the U.S. FDA and state agencies for compliance with cGMP requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S.. In addition, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the U.S. FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the U.S. FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

In addition, all of the above factors may also apply to any regulatory approval for VASCEPA obtained in territories outside the U.S.. In Europe, for example, restrictions regarding off-label promotion are in some ways more stringent than in the U.S., including restrictions covering certain communications with shareholders. Given our inexperience with marketing and commercializing products outside the U.S., in certain territories we may need to rely on third parties, such as our partners in Canada, China and the Middle East, to assist us in dealing with any such issues and we will have limited or no control over such partners.

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Our ability to commercialize VASCEPA or any future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. For example, the Inflation Reduction Act, or IRA, enacted in the U.S. in an effort to manage certain drug prices, includes provisions such as a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that Pharmacy Benefit Managers, or PBMs, can charge. This could have an adverse impact on our future revenues. Refer to Item 1. Business - United States Healthcare Reform and Legislation and Item 1. Business - Pharmaceutical Pricing and Reimbursement for further details.

In addition, it is time-consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our products may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the Affordable Care Act, or ACA, and by other healthcare reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the U.S. will continue to put pressure on the pricing of pharmaceutical products. Proposals are being considered to expand the use of dietary supplements in addition to or in place of drugs in government and private payor plans. In addition, cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

Although we have withdrawn from the Medicaid Drug Rebate program and the 340B drug pricing program effective October 1, 2024, during the year ended December 31, 2024, we participated in such programs. Under the Medicaid Drug Rebate program, we were required to pay a rebate to each state Medicaid program for our covered outpatient drugs that were dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid. Those rebates were based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any commercial entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to have complied with these price reporting and rebate payment obligations could negatively impact our financial results.

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

We also participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on a FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

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

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and the conditions for such coverage. For example, a large national PBM notified the Company that, effective July 1, 2024, the PBM would no longer cover VASCEPA as the exclusive icosapent ethyl product for its commercial national formularies and would be transitioning VASCEPA to not covered status. While this decision did not impact VASCEPA coverage within Medicare Part D formularies of the PBM, the PBM's decision not to cover VASCEPA as the exclusive icosapent ethyl product for its commercial formularies limited our ability to market and sell VASCEPA.

Third-party payors also establish reimbursement rates for those products and services. Increasingly, third-party payors are challenging the prices charged for medical products and services. Some third-party payor benefit packages restrict reimbursement, charge copayments or coinsurance to patients, or do not provide coverage for specific drugs, uses, or drug classes.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Refer to Item 1. Business - Current and Future Legislation and Item 1. Business - United States Healthcare Reform and Legislation.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly subject to HIPAA – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are subject to European data protection regulations, where we collect and use personal data relating to Europe, including in relation to our personnel in the European Economic Area, or the EEA, or in the United Kingdom, or the UK. This regulatory regime includes the European Union General Data Protection Regulation, or the EU GDPR, and the UK equivalent of the same, or the UK GDPR (collectively referred to as the GDPR in this Annual Report on Form 10-K), as well as other national data protection legislation in force in relevant EU and EEA member states and the UK (including the UK Data Protection Act 2018 in the UK), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials): (i) carried out in the context of the activities of our establishment in any EU and EEA member state or the UK or (ii) collected in the course of offering services to or involving behavior-monitoring of individuals in the EU/UK. Currently, the EU GDPR and UK GDPR remain largely aligned. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, legal basis for processing personal data which may include obtaining the consent of the individuals to whom the personal data relates, providing detailed information to individuals about how their personal data is used, notification of personal data breaches to data protection authorities and individuals, and implementing safeguards to protect the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA and UK to third-party countries, including the U.S. in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (e.g., the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Any inability to transfer personal data from the EEA and UK to the U.S. in compliance with data protection laws may impede our business operations and may adversely affect our business and financial position.

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

Failure to comply with the requirements of the GDPR and related national data protection laws of the EEA Member States or the UK may result in substantial fines of up to €20 million or 4% of a company’s global annual turnover for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects and consumer associations the right to claim material and non-material damages resulting from infringement of the GDPR. The GDPR imposes additional responsibility and liability in relation to personal data that we process, where such processing is subject to the GDPR and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be costly, onerous and adversely affect our business, financial condition, prospects and results of operations. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. In addition, EEA Member States have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance programs could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

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

The U.S. FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In general, the U.S. government’s position has been that a product may not be promoted for uses that are not approved by the U.S. FDA as reflected in the product’s approved labeling. The Federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The U.S. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Even though we received U.S. FDA marketing approval for VASCEPA for the MARINE indication and for the REDUCE-IT indication, and our settlement with the U.S. FDA affords us a degree of protection for other promotional efforts, physicians may still prescribe VASCEPA to their patients for use in the treatment of conditions that are not included as part of the indication statement in our U.S. FDA-approved VASCEPA label or our settlement. If we are found to have promoted VASCEPA outside the terms of the litigation settlement or in violation of what federal or state government may determine to be acceptable, we may become subject to significant government fines and other related liability, such as under the FDCA, the FCA, or other theories of liability. The government may also seek to hold us responsible for the non-compliance of our former co-promotion partner, Kowa America, or our commercialization partners outside the U.S. or other third parties that we retain to help us implement our business plan.

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

The success of our research and development efforts is dependent in part upon our ability, and the ability of our partners or potential partners, to meet regulatory requirements in the jurisdictions where we or our partners or potential partners ultimately intend to sell such products once approved. The development, manufacture and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the U.S. and elsewhere. In the U.S., the U.S. FDA generally requires preclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before its introduction into the market. Regulatory authorities in other jurisdictions impose similar requirements. The process of obtaining regulatory approvals is lengthy and expensive and the issuance of such approvals is uncertain. The commencement and rate of completion of clinical trials and the timing of obtaining marketing approval from regulatory authorities may be delayed by many factors, including, among others:

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

In 2019, in connection with U.S. FDA’s review of REDUCE-IT data and the supplemental New Drug Application, or sNDA, the agency determined that an interaction between mineral oil and statins leading to decreased absorption of statins cannot be excluded when the two are co-administered as could have been the case in some patients in REDUCE-IT and that, in the agency’s view, indirect evidence suggested the presence of a potential inhibitory effect on statin absorption by mineral oil. However, U.S. FDA’s exploratory analysis indicated that the effect of low-density lipoprotein, or LDL cholesterol values on the time to the primary endpoint was numerically small and unlikely to change the overall conclusion of treatment benefit. The U.S. FDA then relied on this assessment and all data available to it to approve a new indication statement and labeling based on REDUCE-IT results. This matter illustrates that concerns such as this may arise in the future that could affect our product development, regulatory reviews or the public perception of our products and our future prospects, including REDUCE-IT results.

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

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time consuming, particularly when such efforts need to adapt to changing market and business dynamics. As a result of our ORP, we do not have a sales team to promote VASCEPA to physicians and other healthcare professionals in the U.S., and will rely on only our managed care and trade organization to support sales of VASCEPA in the U.S..

In addition to the elimination of our sales force in the U.S., we continue to work on our own and with our international partners to support regulatory efforts outside the U.S. based on REDUCE-IT results. If we are successful in obtaining sufficient approvals and adequate pricing and reimbursement levels in major markets in Europe and elsewhere, we will need to ensure that our operations are adequate to support a commercial launch and continued promotion. We redesigned our commercial infrastructure in Europe to better align with pricing and reimbursement status and commercial potential. We will be operating with streamlined teams in Europe and elsewhere outside the U.S.; however, we will anticipate the need to expand internally and expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties as we progress in Europe and elsewhere outside the U.S.. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. In Europe, we have built out our team subsequent to EC approval of the marketing authorization acceptance in 2021, with plans to continue to expand our European staff as deemed appropriate on a country-by-country basis. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations could have a significant impact on our ability to hire and retain personnel and realize the commercial opportunity of VAZKEPA in Europe. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct and indirect commercialization of VASCEPA. We are also committed to providing supply to our commercial partners and distributors in Australia and New Zealand, Canada, China, the Middle East and North Africa, South Korea, Southeast Asia, Greece and Israel, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance of commercial launch, including in China and various European countries. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, the ability to qualify any new suppliers. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. For example, the EMA has not yet approved use of each of our suppliers used for VASCEPA in the U.S. for supply of VAZKEPA in the EU.

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

We sell VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and mail order pharmacy providers, or collectively, our distributors or our customers, that in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. These parties exercise a substantial amount of bargaining power over us given their control over large segments of the market for VASCEPA. This bargaining power has required us to bear increasingly higher discounts in the sale of VASCEPA. In addition, payors have broad latitude to change individual products’ formulary position or to implement other barriers that inhibit patients from receiving therapies prescribed by their healthcare professionals. These payor barriers include requirements that patients try another drug before VASCEPA, known as step edits, and the requirement that prior authorization be obtained by a healthcare provider after a prescription is written before a patient will be reimbursed by their health plan for the cost of a VASCEPA prescription. Further, PBMs may implement plans that act as disincentives for VASCEPA use, such as increasingly higher deductibles. One practical impact of higher deductibles is that they may cause patients to delay filling prescriptions for asymptomatic, chronic care medications such as hypertriglyceridemia, for which VASCEPA may be prescribed, earlier in the year, until patients meet their deductible and the cost of VASCEPA is then borne more by their insurance carrier. PBMs also have discretion to no longer cover the Company's products. For example, a large national PBM notified the Company that effective July 1, 2024, the PBM would no longer cover VASCEPA as the exclusive icosapent ethyl product for its commercial national formularies, as further discussed above. Collectively, these dynamics adversely affect our profitability for the sale of VASCEPA and could increase over time further impacting our operating results. Consolidation among these industry participants could increase the pressure on us from these market dynamics.

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

We have expanded our VASCEPA commercialization activities outside of the U.S. through several contractual arrangements in territories including Australia and New Zealand, Canada, China, the Middle East and North Africa, South Korea, Southeast Asia, Greece and Israel. We continue to assess other opportunities to develop VASCEPA commercialization outside of the U.S. through similar arrangements.

Edding is responsible for development and commercialization activities in the China Territory and associated expenses under our development, commercialization and supply agreement with them. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Edding has successfully undertaken clinical trials and approval initiatives under our arrangement with them, including the announcement of statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA and has obtained approval for VASCEPA in Hong Kong under the REDUCE-IT indication and in Mainland China under the MARINE indication. In June 2024, Edding received approval for the REDUCE-IT indication in Mainland China. However, Edding may face challenges or be unsuccessful in commercial launch. Further, any development and regulatory efforts in the China Territory may be negatively impacted by the lingering effects of the coronavirus pandemic. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the U.S., including issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to effectively commercialize VASCEPA in the China Territory, we may not be able to generate revenue from our agreement with Edding resulting from the sale of VASCEPA in the China Territory.

We are party to arrangements with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries, with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada, with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VASCEPA in Australia and New Zealand, Lotus Pharmaceuticals, or Lotus, to register, commercialize and distribute VASCEPA in several countries in Southeast Asia, Vianex S.A. to import, register, distribute and commercialize VAZKEPA in Greece, and Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VASCEPA in Israel. Although Biologix is currently actively commercializing VASCEPA in the United Arab Emirates, Lebanon, Kuwait and Saudi Arabia, and HLS is currently commercializing VASCEPA in Canada, we are completely reliant on these third parties to successfully commercialize the product in those markets, which markets can be complex and challenging.

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

We have limited experience working with partners outside the U.S. to develop and market our products in non-U.S. jurisdictions. In order for our partners to market and sell VASCEPA in any country outside of the U.S. for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities. The requirements and timing for regulatory approval, which may include conducting clinical trials, vary widely from country to country and may in some cases be different than or more rigorous than requirements in the U.S.. Any failure by us or our partners to obtain approval for VASCEPA in non-U.S. jurisdictions in a timely manner may limit the commercial success of VASCEPA and our ability to grow our revenues.

Our relationships with healthcare providers and physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. Refer to Item 1. Business - Government Regulation - Fraud and Abuse Laws and Data Regulation for further details.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. In addition, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S..

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business, including the Investigations referenced above. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (e.g. Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

In addition, with the approval and commercialization of any of our products outside the U.S., we will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

In addition, investigator-initiated trials, or IITs, which are scientific research that is initiated, sponsored, and conducted by an independent investigator(s) and/or institution(s) not affiliated with us, are being, and additional IITs, may be conducted involving potential product candidates. The investigator, sponsor, and/or investigator/sponsor remains responsible for conception, design, data analysis, publication, and compliance with applicable law. Investigator initiated trials can contribute towards enhancing the understanding of products (such as mechanism of action) and sparking new ideas for further research; however, IITs are generally not supported by pharmaceutical companies for the purposes of generating data that can lead to product labelling changes. Even if an IIT has positive results, additional studies, along with regulatory agency guidance and approval, would be required to advance a pharmaceutical product to the next stage of development and new potential labelling changes or indications. If we are unable to confirm or replicate the results from an IIT or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the IIT been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Negative results in IITs could have a material adverse effect on our efforts to obtain regulatory approval for such product candidates and the public perception of such product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

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

We plan to vigorously defend our rights under issued patents, however such defense activities can be costly to pursue and may not have the desired results. On November 30, 2020, we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the U.S. in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss our lawsuit for failure to state a claim. Thereafter, we appealed the district court dismissal to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court's ruling, finding that our allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024. which was denied on October 17, 2024. The case was remanded to the district court and will proceed accordingly, but we cannot predict the outcome or the impact on its business. The Company intends to continue to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

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

We have filed and are prosecuting numerous families of patent applications in the U.S. and internationally with claims designed to protect the proprietary position of VASCEPA/VAZKEPA. For certain of these patent families, we have filed multiple patent applications. Collectively, the patent applications include numerous independent claims and dependent claims. Several of our patent applications contain claims that are based upon what we believe are unexpected and favorable findings from our clinical trials. However, our pending patent applications may not be granted or, if they are granted, there is no certainty that they will prevent competitors from competing with VASCEPA.

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

We are highly dependent upon the efforts of our senior management. The loss of the services of one or more members of senior management could have a material adverse effect on us. The departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is hired. In addition, we must successfully manage transition issues that may result from the departure or retirement of members of our leadership team. For example, our Chief Executive Officer resigned in June 2024 and was succeeded by our former Executive Vice President, President U.S., and our Chief Financial Officer resigned in October 2024 and was succeeded by our former Global Controller.

Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts globally we may experience continued or increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. As we pursue commercialization efforts in Europe, we need to rapidly hire employees and ensure that they are well trained and working cohesively with core values which are consistent with our existing operations and which, we believe, help improve our position for success. In the U.S., where we have recently eliminated all sales force positions, employees are increasingly being recruited by other companies. The current and potential threat of generic competition can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract or retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. Our and our partners use of smart products, Internet of Things and artificial intelligence subjects us to increased cyber and technology risks. The secure operation of these information technology systems and networks is critical to our business operations and strategy. The risk of cybersecurity attacks may increase as artificial intelligence capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks, with the possibility of additional vulnerabilities being introduced through our own use of artificial intelligence and its use by our stakeholders, including vendors.

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

We could face an increased risk of securities class action litigation.

Securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us due to our current stock price, as well as general market volatility experienced in recent years.

Any lawsuit that we or our directors or officers are a party to, regardless of merit, may result in an unfavorable judgment. Additionally, we may decide to settle lawsuits on unfavorable terms. Any such lawsuit may result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices, which could adversely affect our business. Any proceeding in which we are or may become involved could result in substantial costs, penalties and files as well as a diversion of management's attention and resources, which could harm our business. Please refer to Item 3. Legal Proceedings for additional information regarding litigation to which the Company is a party.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 32%, 27%, and 30%, respectively, of gross product sales for the year ended December 31, 2024 and represented 25%, 13%, and 45%, respectively, of the gross accounts receivable balance as of December 31, 2024. Customers A, B, and C accounted for 36%, 28%, and 29%, respectively, of gross product sales for the year ended December 31, 2023 and represented 36%, 18%, and 38%, respectively, of the gross accounts receivable balance as of December 31, 2023. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2024, 2023 and 2022, we reported net losses of approximately $82.2 million, $59.1 million and $105.8 million, respectively. We had an accumulated deficit as of December 31, 2024 of $1.7 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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

Even though VASCEPA has been approved by the U.S. FDA for marketing in the U.S. for two important indications, received marketing authorization in Europe and is approved in smaller jurisdictions, it may not gain enough market acceptance to support consistent profitability. We anticipate continuing to incur significant costs associated with expanding the commercialization of VASCEPA. We may not achieve profitability on a sustained basis in the near term due to high costs associated with, for example, our commercialization efforts in the U.S. and Europe. If we are unable to consistently generate robust product revenues, we will not become profitable on a sustained basis in the near term, if ever, and may be unable to continue operations without continued funding.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter-to-quarter and year-to-year, and VASCEPA prescription figures will likely fluctuate from month to month. VASCEPA sales are difficult to predict from period to period and as a result, you should not rely on VASCEPA sales results in any period as being indicative of future performance. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including those risks and uncertainties described in this Part II, Item 1A and the following:

•
the recent and future potential launches of additional generic versions of icosapent ethyl;
•
the timing and ability of efforts outside the U.S.~~,~~ to develop, register and commercialize VASCEPA, including obtaining necessary regulatory approvals, favorable pricing and establishing marketing channels;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $121.0 million and short-term investment balance of $173.2 million as of December 31, 2024, aggregating $294.2 million, will be sufficient to fund our projected operations for at least 12 months from the issuance date of consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe, on our operations and those of our customers and any current or potential generic competition.

In order to fully realize the market potential of VASCEPA, we may need to enter into a new strategic collaboration or raise additional capital.

Our future capital requirements will depend on many factors, including:

•
the timing, amount and consistency of revenue generated from the commercial sale of VASCEPA;
•
the costs associated with commercializing VASCEPA in the U.S., and for commercializing VAZKEPA in Europe, including hiring experienced professionals, and for additional regulatory approvals internationally, if any, the cost and timing of securing commercial supply of VASCEPA and the timing of entering into any new strategic collaboration with others relating to the commercialization of VASCEPA, if at all, and the terms of any such collaboration;
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

Tax law and policies in the U.S. and Ireland are unsettled and may be subject to significant change, including based on adjustments in political perspectives and administration shifts. In the U.S. and internationally, the method of taxation of entities with international operations, like us, has been subject to significant reevaluation. We believe we developed VASCEPA in and from Ireland based on understanding of applicable requirements. In recent years, particularly since 2013 when commercial sale of VASCEPA commenced in the U.S., the majority of our consolidated operations have been in the U.S.. Ownership of VASCEPA continues to reside with our wholly-owned Ireland-based subsidiary, Amarin Pharmaceuticals Ireland Ltd., and oversight and operations of that entity are structured to be maintained in Ireland. In order to effectively utilize our accumulated net operating loss carryforwards for tax purposes in Ireland, our operations, particularly for this subsidiary, need to be active in Ireland under applicable requirements. In addition, utilization of these accumulated net operating loss carryforwards assumes that tax treaties between Ireland and other countries, particularly the U.S., do not change in a manner that limit our future ability to offset earnings with these operating loss carryforwards for tax purposes.

Similarly, a change in our Irish tax residence could materially affect our ability to obtain and maintain profitability, if otherwise achievable. Changes in tax law and tax rates, particularly in the U.S. and Ireland, could also impact our assessment of deferred taxes. Any change in our assessment of the realizability or the timing for realizing deferred taxes could have a negative impact our future profitability.

Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In particular, there have been a number of significant changes to the U.S. federal income tax rules in recent years and additional tax reform proposed or socialized by the Trump administration may be enacted. The effect of any such tax reform is uncertain. As we continue to expand internationally, we will be subject to varied and complex tax regimes, and the tax laws of one jurisdiction may impact our expansion to or operations in other jurisdictions. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our partners’ and our compliance, operating and other costs, as well as the costs of our products. As we expand the scale of our business activities, any changes in the taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

Risks Related to Ownership of our ADSs and Common Shares

Our efforts to return capital to our shareholders and increase shareholder value, including our share repurchase program, may not be implemented in a timely manner or at all, or may not have the expected results.

The implementation of our announced share repurchase agreement was conditional upon shareholder and UK court approval, as required under UK company law. We received shareholder approval during our annual general meeting of shareholders in April 2024. We received court approval to undertake a reduction of capital in order to create the necessary distributable profits for the funding of the repurchases in May 2024. We have not commenced any share repurchases to date, but we will continue to monitor business and market conditions. Further, the share repurchase program and other efforts to return capital to shareholders may not have the anticipated effect or increase shareholder value in the long term.

If we are unable to meet the listing requirements of the NASDAQ Stock Market, our stock may be delisted.

The NASDAQ Stock Market, or NASDAQ, on which our ADSs are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement, or the Minimum Bid Requirement. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 business consecutive days. Such deficiency letter does not result in the immediate delisting of an issuer as there is a period of 180 calendar days from the deficiency notice to regain compliance with NASDAQ's minimum bid price requirement. If an issuer is unable to comply with NASDAQ's minimum bid price requirement after this 180 day calendar period, NASDAQ may elect, subject to any potential additional cure periods, to initiate a process that could delist the issuer from trading on the NASDAQ. We received a deficiency letter from NASDAQ in October 2023, as our ADSs had traded below $1.00 for 30 consecutive business days. In January 2024, we regained compliance with the NASDAQ listing requirements as our ADSs had traded above $1.00 for 10 consecutive business days. We received an additional deficiency letter in May 2024, as our ADSs had traded below $1.00 for 30 consecutive business days and to date continue to trade below $1.00. On November 22, 2024, we received notice NASDAQ granted the Company an additional 180 calendar days, or until May 19, 2025, to regain compliance with the

Minimum Bid Requirement. While we are monitoring the bid price for our ADS and considering available options to resolve the deficiency, we may not be able to regain compliance with the Minimum Bid Requirement within the required time frame.

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

As of February 28, 2025, we had 414,186,296 common shares outstanding including 405,383,488 shares held as ADSs and 8,802,808 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our securities. Our ADSs have historically had limited trading volume, which may also result in volatility. Our planned share repurchase program, would, if implemented, reduce the number of shares outstanding and could result in reduced trading volumes. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

The market price of our ADSs and common shares may also be affected by factors such as:

•
developments or disputes concerning ongoing patent prosecution efforts and any future patent or proprietary rights;
•
litigation and regulatory developments in the U.S. affecting our VASCEPA promotional rights, and regulatory developments in other countries;
•
actual or potential medical results relating to our products or our competitors’ products;
•
interim failures or setbacks in product development;
•
innovation by us or our competitors;
•
currency exchange rate fluctuations;
•
amendment to the Deposit Agreement or changes to the ADS to ordinary share ratio; and
•
period-to-period variations in our results of operations.

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

Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2024 and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, because PFIC status is based on our income, assets and activities for the entire taxable year, which we expect may vary substantially over time, it is not possible to determine whether we will be characterized as a PFIC for any taxable year until after the close of the taxable year. Moreover, we must determine our PFIC status annually based on tests that are factual in nature, and our status in future years will depend on our income, assets and activities in each of those years. There can be no assurance that we will not be considered a PFIC for any taxable year.

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
•
Under English law, subject to certain exceptions and disapplications (including, without limitation, the disapplication by at least 75% of the shareholders who vote(in person or by proxy)), each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise.
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

We are incorporated under the laws of England and Wales, and our subsidiaries are incorporated in various jurisdictions, including foreign jurisdictions. A number of the officers and directors of each of our subsidiaries are not residents of the U.S., and all or a substantial portion of the assets of such persons are located outside the U.S.. As a result, it may not be possible for investors to affect service of process within the U.S. upon such persons or to enforce against them judgments obtained in U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws. We have been advised by our English solicitors that there is doubt as to the enforceability in England in original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent predicated upon the U.S. federal securities laws.

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

We may seek to enter into additional collaborations, licenses and other strategic transactions and may not be successful in doing so, and even if we are, we may relinquish valuable rights and may not realize the benefits of such relationships.

We may seek to enter into additional collaborations, licenses and other strategic transactions for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize and market the product candidate. In addition, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates, or we may have to grant licenses on terms that may not be favorable to us, as part of any such arrangements, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such collaborations, licenses and other strategic transactions, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations, licenses and other strategic transactions if, for example, the development or approval of a product candidate, such as VASCEPA, is delayed, the safety of a product candidate is questioned or the sales of an approved product candidate are unsatisfactory.

In addition, any collaborations, licenses or strategic transactions may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, our strategic partners may negotiate for certain rights to control decisions regarding the development, commercialization and marketing of our product candidates and may not conduct those activities in the same manner as we do. Any termination of or delay in entering into such collaborations, licenses and other strategic transactions could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including in Europe. Our business, financial condition and results of operations could be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Economic uncertainty in various global markets, including the U.S., Europe and the Middle East, caused by political instability and conflict, such as Russia's invasion of Ukraine and current armed conflict in Israel and the Gaza Strip, changes in the majority party governing countries around the world, including the U.S., and economic challenges caused by pandemics or other health crises, such as the recent COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflicts, including those between Russia and Ukraine and the current armed conflict in Israel and the Gaza Strip, geopolitical tensions, inflation, market volatility or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. Our security efforts are aimed at preserving the confidentiality, integrity, and continued availability of information under our ownership or care with the aim to continually improve security features in order to keep pace with the evolving cybersecurity threat landscape.

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

We employ and manage various third-party partnerships to help protect us from cybersecurity threats. These organizations provide services such as penetration testing, security assessments, as well as 24 hours per day monitoring, alerting and response, including incident responses, all of which adhere to our overall ERM framework. Our partners evaluate and rank our cybersecurity maturity and coverage as part of their services and keep us informed of emerging global threats. Our digital infrastructure undergoes both internal and external audits as part of our Sarbanes-Oxley audit process and is designed to address the requirements of applicable information security standards and an evolving cyber landscape.

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

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats

Our Information Technology and Security team is responsible for the management, maintenance, monitoring and response of our critical internal digital assets. This team is led by our Senior Director of Global Information Technology and Security, who has 25 years of cyber and Enterprise IT management experience. This position monitors current cyber risk trends, engages with third party cyber security experts, and meets with the Infrastructure and Security team regularly to stay apprised of internal cyber risks.

Our internal cybersecurity testing and reporting processes allow us to rank our overall risk on a periodic basis so as to enable us to identify and respond to internal risk trends. Further, we follow escalation procedures to support the communication of cyber-related events.

As of the date of this report, we do not believe that cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect the Company, including our business strategy, results of operations or financial condition for the reporting period covered by this report. For information regarding cybersecurity risks, see our discussion above in Item 1A. Risk Factors - Risks Related to Our Business - Our internal computer systems, or those of our third party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our commercial, research and development and other programs.

Item 2. Properties

The following table lists the location, use and ownership interest of our principal properties as of March 12, 2025:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	1,861
Bridgewater, New Jersey, USA	Offices	Leased	67,747
Zug, Switzerland	Offices	Leased	4,511

On April 26, 2024, we entered into a license agreement for office space in Dublin, Ireland, effective September 1, 2024 which terminates on August 31, 2026, and can be extended automatically for successive one-month periods.

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

	Common Stock Price
	Fiscal 2024		Fiscal 2023
	High	Low	High	Low
First Quarter	$1.37	$0.80	$2.23	$1.15
Second Quarter	$1.11	$0.63	$1.50	$1.10
Third Quarter	$0.82	$0.57	$1.49	$0.84
Fourth Quarter	$0.66	$0.43	$0.93	$0.65

Shareholders

As of January 31, 2025, there were approximately 350 holders of record of our ordinary shares. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of shareholders represented by these record holders. Our depositary, Citibank, N.A., constitutes a single record holder of our ordinary shares.

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

The following graph compares the cumulative five-year return provided to shareholders of our ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on December 31, 2019, and its relative performance is tracked through December 31, 2024.

Included in this five-year period is the substantial negative impact on the price of Amarin’s ADSs in 2020 following the loss of the Company’s MARINE indication patents.

Company/Market/Peer Company	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Amarin Corporation PLC	$23.91	$16.09	$5.78	$4.15	$2.32
NASDAQ Composite Index	$141.95	$173.43	$116.03	$166.41	$214.07
NASDAQ Biotechnology Index	$131.94	$127.28	$113.40	$117.64	$116.02

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Shares purchased in the fourth quarter of 2024 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2023	19,777	$0.61
November 1 – 30, 2023	9,016	0.58
December 1 – 31, 2023	15,690	0.64
Total	44,483	$0.61

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

This summary is general in nature and does not address the effects of any state or local taxes, the tax consequences in jurisdictions other than the U.S. or any U.S. federal taxes other than income tax (such as estate or gift tax). In addition, it does not address U.S. federal income tax consequences that may be relevant to you in your particular circumstances, including alternative minimum tax consequences, nor does it apply to you if you are a holder with a special status, such as:

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

U.S. holders

For purposes of this discussion, a U.S. Holder is any beneficial owner of an ordinary share or ADS that is, for U.S. federal income tax purposes:

•
an individual who is a citizen or resident of the U.S., any state thereof or the District of Columbia;
•
a corporation created or organized under the laws of the U.S., any state thereof or the District of Columbia;
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
•
any gain or loss will be capital gain or loss and will be long-term capital gain or loss if your holding period for the ordinary shares or ADSs sold or otherwise disposed of is more than one year at the time of such sale or other taxable disposition; and,
•
any gain or loss will generally be treated as U.S.-source income for U.S. foreign tax credit purposes, although special rules apply to U.S. Holders who have a fixed place of business outside the U.S. to which this gain is attributable.

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

Passive foreign investment company

PFIC Rules Generally. U.S. Holders of ordinary shares and ADSs should be aware that each of Amarin and certain of its subsidiaries could constitute a PFIC for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The application of these factors depends upon our financial results for the year, which are beyond our ability to predict or control, and the application of the relevant rules is subject to legal and factual uncertainties. Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2024, and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, there can be no assurance that we will not be classified as a PFIC for any taxable year.

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

U.S. Information reporting and backup withholding

U.S. Holders of ordinary shares and ADSs may be subject to information reporting and may be subject to backup withholding on distributions on ordinary shares and ADSs or on the proceeds from a sale or other disposition of ordinary shares and ADSs paid within the U.S.. Payments of distributions on, or the proceeds from the sale or other disposition of ordinary shares and ADSs to or through a foreign office of a broker generally will not be subject to backup withholding, although information reporting may apply to those payments in certain circumstances. Backup withholding will generally not apply, however, to a U.S. Holder who:

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

Inheritance tax

If you are an individual domiciled in the U.S. and are not a national of the UK for the purposes of the Inheritance and Gift Tax Treaty 1978 between the U.S. and the UK, any ordinary shares or ADS beneficially owned by you will not generally be subject to UK inheritance tax on your death or on a gift made by you during your lifetime, provided that any applicable U.S. federal gift or estate tax liability is paid, except where the ordinary share or ADS is part of the business property of your UK permanent establishment. Where the ordinary shares or ADSs have been placed in trust by a settlor who, at the time of the settlement, was domiciled in the U.S. and not a national of the UK, the ordinary shares or ADSs will not generally be subject to UK inheritance tax.

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

Autumn Budget 2024

On October 30, 2024, the UK Government announced in its Autumn Budget 2024 its intention to replace, with an effective date of April 6, 2025, a number of UK tax rules (including rules relating to income tax, capital gains tax and inheritance tax, and certain associated anti-avoidance rules) which may currently apply to holders of ordinary shares or ADSs who are individuals resident in the United Kingdom but not domiciled here, commonly known as UK non-doms.

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

Solely for the purposes of this summary of Irish Tax Considerations, a U.S. Holder means a holder of shares or ADSs evidenced by ADRs that (i) beneficially owns the shares or ADSs registered in their name, (ii) is resident in the U.S. for the purposes of the Ireland-U.S. Double Taxation Convention, or the Treaty, (iii) in the case of an individual holder, is not also resident or ordinarily resident in Ireland for Irish tax purposes, (iv) in the case of a corporate holder, is not a resident in Ireland for Irish tax purposes and is not ultimately controlled by persons resident in Ireland, and (v) is not engaged in any trade or business and does not perform independent personal services through a permanent establishment or fixed base in Ireland, and (vi) is a qualified person as defined in Article 23 of the Treaty.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and our performance. When used in this Annual Report on Form 10-K, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of VASCEPA and factors that can affect such success; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or U.S. FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this Annual Report on Form 10-K in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this Annual Report on Form 10-K represent periods or dates fixed with reference to our fiscal year ended December 31, 2024.

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication and we commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk. On June 1, 2023, we announced that regulatory approval from the National Medical Products Administration, or NMPA, for VASCEPA in Mainland China was received by our partner, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, for the MARINE indication and on June 28, 2024 for the REDUCE-IT indication. Through the date of this Annual Report we have received regulatory approval for VASCEPA under the REDUCE-IT indication in 49 countries, including the U.S. and 27 EU Member States.

VASCEPA is currently available by prescription in the U.S. and certain other countries throughout the world, as described below. We are responsible for the supply of VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. We are not responsible for providing any generic company with drug product. Geographies outside the U.S. in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below and no similar litigation is pending outside of the U.S..

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 27 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	June 2024
Strides Pharma (1)	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc. (2)	December 2023	April 2024	April 2024
Qilu Pharmaceutical Co Ltd	November 2024	N/A	N/A
Spriaso LLC	December 2024	N/A	N/A
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

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed 19 dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient-by-patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement varies from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Annual Report, we received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently we have made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	N/A	March 2022	March 2022	March 2022
Finland	N/A	October 2022	December 2022	December 2022
England/Wales	N/A	July 2022	October 2022	October 2022
Spain	N/A	July 2023	September 2023	September 2023
Netherlands	N/A	August 2023	September 2023	September 2023
Scotland	N/A	August 2023	August 2023	September 2023
Greece (1)	N/A	May 2024	June 2024	June 2024
Portugal	N/A	August 2024	August 2024	September 2024
Italy	N/A	December 2024	December 2024	N/A
Austria	September 2022	February 2025	September 2022	N/A
Denmark	June 2022	N/A	June 2022	N/A

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

Patients at high risk for cardiovascular disease tend to be treated more often by specialists, such as cardiologists rather than by general practitioners. Privacy laws and other factors impact the availability of data to inform European commercial operations at an individual physician level. Generally, less data is available and at reduced frequencies than in the U.S.. However, this greater concentration of at-risk patients being treated by specialists in Europe should allow for more efficient promotion than in the U.S.. In Europe, VAZKEPA has the benefit of 10 years of market protection, and in April 2024 we were issued a patent that extended our exclusivity to 2039.

Rest of World

One of our core areas of focus is continuing to work on generating revenue from our partnerships in key international markets, including Canada, Middle East North Africa, or MENA, China, Australia and New Zealand and Association of Southeast Asian Nations, or ASEAN, and South Korea and we will continue to explore additional partnerships in other countries throughout the world.

China

In February 2015, we entered into an exclusive agreement with Edding to develop and commercialize VASCEPA in what we refer to as the China Territory, consisting of the territories of Mainland China, Hong Kong, Macau and Taiwan. Edding, with our support, conducted a clinical trial of VASCEPA in China, which evaluated the effect of VASCEPA on patients with very high triglyceride levels (≥500 mg/dL). On February 23, 2022, the Hong Kong Department of Health completed their regulatory evaluation and approved the use of VASCEPA under the REDUCE-IT indication. In Mainland China, the NMPA accepted for review the new drug application for VASCEPA, submitted by Edding, based on the results from the Phase 3 clinical trial and the results from our prior studies of VASCEPA. In Mainland China, on October 10, 2022, following the completion of product testing by the China National Institutes for Food and Drug Control, or NIFDC, the final NMPA review of the VASCEPA New Drug Application, or NDA, was initiated. The Company announced on June 1, 2023 that Edding received approval from the NMPA for VASCEPA in Mainland China under the MARINE indication and launched commercially in October 2023. In October 2023, Edding's submission of a regulatory filing to the NMPA for VASCEPA under the REDUCE-IT indication was accepted. On June 28, 2024, Edding received approval from the NMPA for VASCEPA in Mainland China under the REDUCE-IT indication.

MENA

In March 2016, we entered into an agreement with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Biologix obtained approval of VASCEPA under the MARINE and REDUCE-IT indications, and subsequently launched commercially in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	May 2022
Bahrain	April 2021	April 2022	September 2023
Kuwait	December 2021	March 2023	September 2023
Saudi Arabia	March 2022	June 2023	September 2023

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

Other

We completed the final year of a three-year plan to submit and obtain regulatory approval in 20 or more additional countries and regions in order to ensure that patients in the top 50 cardiometabolic markets worldwide can benefit from VASCEPA. Through the date of this Annual Report, we have filed for regulatory review in 22 countries and regions and have received approval in 15 countries and regions outside of the U.S. and EMA regulatory approval authority, including in Mainland China, Switzerland, Australia, New Zealand and Israel, under the REDUCE-IT indication. In addition, VAZKEPA has been made available under individual pricing reimbursement in Switzerland.

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. In October 2024, CSL obtained pricing approval and subsequently launched VAZKEPA in Australia. In July 2023, the Company entered into an agreement with Lotus Pharmaceuticals to commercialize and distribute VAZKEPA in South Korea and nine countries in Southeast Asia. In August 2023, the Company entered into an agreement with Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VAZKEPA in Israel, Gaza, West Bank, and the territories of the Palestinian Authority. The Company will be responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the U.S. and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Management Updates

As announced and effective on June 3, 2024, Patrick Holt voluntarily resigned as President and Chief Executive Officer and as a member of the Board of Directors. Effective June 4, 2024, the Board of Directors appointed Aaron Berg, previously our Executive Vice President, President U.S., to succeed Mr. Holt as our President and Chief Executive Officer, and as a member of the Board of Directors.

As announced on October 7, 2024, Tom Reilly voluntarily resigned as Executive Vice President, Chief Financial Officer, effective October 23, 2024. Effective December 13, 2024, our Vice President, Global Controller and principal financial and accounting officer of the Company, Peter Fishman, has been appointed as Senior Vice President, Chief Financial Officer.

Organizational Restructuring Program

On July 18, 2023, we announced that we were implementing a new Organizational Restructuring Program, or ORP, resulting in the elimination of our entire U.S. sales force and elimination and consolidation of certain other roles across our organization, both in the U.S. and abroad and representing a reduction of our total employee base by approximately 30%. The ORP was implemented following a review of our business and to better position the organization for a new strategic focus. The ORP resulted in an operating cost reduction of $50.0 million annually.

Research and Development

Since its inception in 2011, the REDUCE-IT cardiovascular outcomes study of VASCEPA has been the centerpiece of our research and development. as well as the study of the mechanism of action of the single active ingredient in VASCEPA, icosapent ethyl, or IPE. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for VASCEPA in the U.S. and continue to pursue approval for VASCEPA around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study.

Based on REDUCE-IT results, as of the date of the filing of this Annual Report, more than 50 clinical treatment guidelines, consensus statements, or scientific statements from global medical societies or journals have recognized the use of icosapent ethyl, or IPE, in appropriate at-risk patients for CV risk reductions, including those statements which we were informed of by our global partners in Canada, China, Southeast Asia, Australia, and the Middle East as well as guidelines which were newly received during the fourth quarter of 2024 as listed below:

•
In September 2024, the European Society of Cardiology, or ESC, updated their guidelines on the management of peripheral arterial and aortic disease to recommend IPE 2g BID in high-risk patients with comorbid hypertriglyceridemia (>1.5 mmol/L) despite lifestyle changes and statin therapy. This update is a Class IIb recommendation supported by Level B evidence.
•
In November 2024, the Taiwan Society of Cardiology updated their guidelines on the prevention of Atherosclerotic Cardiovascular Disease, or ASCVD, to recommend IPE 2-4g QD to patients receiving statin therapy with TG levels ≥150 mg/dL. Patients with very high TG levels ≥500 mg/dL with pancreatic risk may also benefit from IPE or EPA.
•
In December 2024, the Royal College of Physicians of Thailand, or RCPT, updated their guidelines on the management of dyslipidemia for ASCVD prevention to recommend IPE for risk reduction in patients age >40 years with type 2 diabetes, two or more risk factors for ASCVD, and persistently elevated TG levels even after achieving target LDL-C levels with statin therapy.

During 2024, we announced the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

•
In February 2024, we supported our commercialization partners in Australia with an encore research presentation at the 4 Corners of Cardiology Meeting in Melbourne, Australia. This encore presentation included the REDUCE-IT mediation analysis report of the contribution of IPE and other biomarkers to major adverse cardiovascular events reduction.
•
In April 2024, we highlighted four data presentations showcasing the mechanistic activity of EPA and one REUDCE-IT subgroup analysis presentation reporting the effect of VASCEPA in patients with elevated TG and high or low Lipoprotein(a) concentrations at the American College of Cardiology scientific session. These presentations advanced the understanding of how EPA and VASCEPA work to reduce CV events in at-risk patients.
•
In May 2024, we supported two data presentations showcasing the mechanistic activity of EPA at the European Atherosclerosis Society, or EAS, scientific session in Lyon, France. These presentations may advance the understanding of how EPA and VASCEPA work to reduce CV events in at-risk patients.
•
In June 2024, we supported a poster with real world, observational, safety data of IPE from a U.S. database at the National Lipid Association, or NLA, scientific session in Las Vegas, Nevada. This presentation may advance the understanding of the safety profile of IPE in the real world and how it compares to the safety listed in the approved labeling and those from the large REDUCE-IT CV outcomes trial.
•
In June 2024, we supported an economic analysis of the budget impact of IPE in the prevention of cardiovascular events in Italy at the International Society for Pharmacoeconomics and Outcomes Research, or ISPOR, Italy meeting in Bologna, Italy.
•
In July 2024, we supported data presentations showcasing the mechanistic activity of EPA as well as encore data reporting on real world safety of IPE at the Heart UK scientific conference in Coventry, England.

•
In August 2024, we provided support to our commercial partner in Australia to present sub-analyses from the REDUCE-IT study in endpoints such at ST-elevation myocardial infarction as well as analyses in patients with established cardiovascular disease and diabetes mellitus. These data presentations occurred at the Cardiac Society of Australia and New Zealand, or CSANZ, and at the Australian Diabetes Congress, or ADC.
•
In August and September 2024, we supported data presentations at both the ESC in London, UK, and the European Association for the Study of Diabetes, or EASD in Madrid, Spain. These presentations included sub-analyses from the REDUCE-IT trial, EPA mechanistic data, and data from Spanish hospitals reporting on the residual cardiovascular risk of elevated TG levels in patients with acute coronary syndrome, or ACS, as well as the eligibility of IPE in patients with ACS.
•
In October 2024, we supported our Canadian partner, HLS, with an encore REDUCE-IT subgroup analysis presentation reporting the effect of VASCEPA/VAZKEPA in patients with elevated triglycerides and high or low Lipoprotein(a) concentrations at the Canadian Cardiovascular Congress, or CCC, in Vancouver, BC.
•
In November 2024, we supported three data presentation at the AHA Scientific Sessions in Chicago, IL. One data presentation was a subgroup analysis from REDUCE-IT in patients with prior CV events regardless of coronary artery disease history, and the other two data presentations showed the mechanistic activity of EPA.
•
In November 2024, we supported two health economics and outcomes research, or HEOR, presentations in Barcelona, Spain, at the International Society for Pharmacoeconomics and Outcomes Research, or ISPOR, Europe meeting. These data presentations highlighted the value add and cost-effectiveness of VASCEPA/VAZKEPA in patients with recent acute coronary syndrome in the Catalonia region of Spain.
•
In December 2024, we recognized support from our partner in the Middle East, Biologix, for a data presentation at the 20th International Symposium on Atherosclerosis, or ISA, in Muscat, Oman. The presentation reported on the effectiveness of VASCEPA/VAZKEPA in middle eastern patients with dyslipidemia within cardiology and endocrinology clinics.

In total, Amarin and global medical and scientific collaborators supported close to 45 publications inclusive of accepted abstracts, posters, and manuscripts for the year 2024.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S.. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of December 31, 2024, we had inventory of $230.8 million, of which approximately 60% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the U.S., VASCEPA is sold to three major wholesalers, several regional wholesalers along with mail order pharmacy providers that in turn resell the product to retail pharmacies, as well as directly to select regional retail pharmacy chains, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health may differ from period to period. Our product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the U.S..

Outside of the U.S., currently the majority of our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from sales to our international commercial partners are recognized when the commercial partners obtain control of our product. The net price of VASCEPA sold by us to our customers where we directly sell VASCEPA is generally significantly higher than the net price of VASCEPA that we sell to commercial partners who then incur the cost of promoting and reselling the product in their territories. As a result, even when the net price of VASCEPA to patients is similar in various parts of the world, our gross margin on sales is higher where we sell VASCEPA directly. We also derive product revenue from sales of our product to a limited number of wholesalers in Europe, most of whom in turn resell the product to pharmacies for purposes of their reselling the product to fill patient prescriptions.

Licensing and royalty revenue. Licensing and royalty revenue currently consists of revenue attributable to receipt of upfront, non-refundable payments, milestone payments and sales-based payments related to license and distribution agreements for VASCEPA outside the U.S.. We recognize revenue from licensing arrangements as we fulfill the performance obligations under each of the agreements. As part of our licensing agreements with certain territories outside of the U.S., we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the years ended December 31, 2024 and 2023, we incurred costs within Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Interest income, net and other income (expense), net. Interest income, net consists primarily of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other income (expense), net, consists of foreign exchange losses and gains as well as sublease income.

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the year-ended December 31, 2024 and 2023, are not more likely than not to be realized.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, estimates are assessed and adjusted based on historical experience and current market-specific indicators, environment and assumptions. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies, significant judgments and estimates is presented in Note 2—Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition—In accordance with GAAP, under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers revenue is recognized when product has been delivered to the wholesaler, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a distributor; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the distributor. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We recognized total revenue, net of $228.6 million and $306.9 million during the years ended December 31, 2024 and 2023, respectively, of which $204.6 million and $285.3 million, respectively, was based on product revenue sales. For a complete discussion of our accounting for net product revenue, licensing and royalty revenues, which make up Total revenue, net, see Note 2—Significant Accounting Policies.

We have written contracts with our distributors, and transfer of control typically occurs upon delivery of our product to the distributor. We evaluate the creditworthiness of each of our distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost charged to our distributors for VASCEPA. We estimate our Product revenue, net by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and healthcare discounts, such as Medicaid reimbursements, (c) expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual prescription data, historical industry trends, and levels of inventory in the distribution channel. We rely on resale data provided by our distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of less than 1% in net product revenues reported during the years ended December 31, 2024 and 2023.

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

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up front fees allocated to the license when the license is transferred to the distributor and the distributor is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

We receive payments from our customers based on billing schedules established in each contract. Upfront payments and fees are either recognized as licensing revenue or recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. When making our assessment about the realization of our deferred tax assets as of December 31, 2024, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical taxable profitability of our U.S. operations, (ii) historical pre-tax book loss position, (iii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, (iv) the provisions of the Tax Cuts and Jobs Act enacted in 2017 and their impact on our future taxable income, and (v) the risks to our business related to the commercialization and development of VASCEPA. Based on our assessment, we concluded that all of our net deferred tax assets are not more likely than not to be realizable as of both December 31, 2024 and 2023. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets in the future, which would impact our income tax expense in the period in which we determine that these factors have changed. We intend to maintain the valuation allowance until sufficient positive evidence exists to conclude that it is more likely than not that our deferred tax benefits will be realized. We will continue to monitor the need for valuation allowances in each jurisdiction and may adjust our positions in the future.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2024 and 2023. For a comparison of our results of operations and financial condition for fiscal years 2023 and 2022, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

Comparison of Fiscal Years Ended December 31, 2024 and December 31, 2023

Total revenue, net. We recorded total revenue, net, of $228.6 million and $306.9 million during the years ended December 31, 2024 and 2023, respectively, a decrease of $78.3 million, or 26%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the U.S.. In addition to the U.S., we also sell VASCEPA by prescription in certain countries in Europe as well as certain countries outside of the U.S. and Europe, such as China and Canada, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $107.2 million decrease in U.S. net product revenue, offset by increases of $26.5 million in net product revenue from sales of VASCEPA outside of the U.S. and $2.4 million in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $204.6 million and $285.3 million during the years ended December 31, 2024 and 2023, respectively, a decrease of $80.7 million, or 28%. This decrease was due primarily to a 39% decrease in VASCEPA sales in the U.S..

We recorded U.S. product revenue, net, of $166.7 million and $273.9 million for the years ended December 31, 2024 and 2023, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market, a decrease in volume primarily related to the loss of a large national Pharmacy Benefit Managers, or PBM, going from exclusive to no longer covering VASCEPA, as well as a change in estimate adjustment made in 2023 primarily related to Medicaid rebates of $15.1 million.

The overall icosapent ethyl market in the U.S., based on prescription levels reported by Symphony Health, decreased for the year ended December 31, 2024 by 2% as compared to the year ended December 31, 2023. Our share of the icosapent ethyl market has decreased to approximately 53% in the year ended December 31, 2024 from approximately 57% in the year ended December 31, 2023. Additionally, based on prescription levels reported by Symphony Health, VASCEPA branded prescriptions decreased by 9% in the year ended December 31, 2024 as compared to the year ended December 31, 2023.

In Europe, we recorded product revenue, net, of $13.7 million and $3.3 million as of December 31, 2024 and 2023, respectively, primarily from the UK and Spain.

For the year ended December 31, 2024, we recorded $24.2 million of product revenue, net, to our collaboration partners compared to $8.1 million during the year ended December 31, 2023.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2025, we will continue to focus on getting VASCEPA to as many patients as possible by continuing to advance our pricing and reimbursement and licensing activities to drive access in remaining geographies as well as being the market leader in the U.S.

Licensing and royalty revenue. Licensing and royalty revenue during the years ended December 31, 2024 and 2023 was $24.0 million and $21.6 million, respectively, an increase of $2.4 million, or 11%. The current year licensing and royalty revenue is comprised primarily of the following:

•
$15.0 million milestone payment following NMPA approval in China of VASCEPA under the REDUCE-IT indication,
•
$4.0 million recognition of previously deferred revenue arising from a change in estimate,
•
$1.2 million milestone arising from the Pharmaceutical Benefits Scheme, or PBS, listing of VAZKEPA in Australia, and
•
royalties from sales of VASCEPA in select territories.

The prior year licensing and royalty revenue is comprised of the following:

•
partial recognition of a $5.0 million milestone following NMPA approval in China of VASCEPA under the MARINE indication,
•
partial recognition of a $3.0 million milestone following regulatory submission in China of VASCEPA under the REDUCE-IT indication,
•
$10.3 million recognition of previously deferred revenue arising from a change in estimate, and
•
royalties from sales of VASCEPA in select territories.

Refer to Note 13 Development, Commercialization and Supply Agreements for further details on our licensing agreements.

As part of our licensing agreements with certain territories outside of the U.S., we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Cost of goods sold. Cost of goods sold during the years ended December 31, 2024 and 2023 was $147.2 million and $141.4 million, respectively, an increase of $5.9 million, or 4%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During 2024 and 2023, we have taken steps to amend supplier agreements to align supply arrangements with current and future demand resulting in charges of $36.5 million and $39.2 million, respectively, which were recorded as cost of goods sold - restructuring inventory. During 2024, approximately $8.0 million of inventory was expensed through cost of goods sold due to both product dating and non-product dating unsellable inventory. During 2023, approximately $5.1 million of inventory was expensed through cost of goods sold due to both product dating and non-product dating unsellable inventory.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2024 and 2023 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the years ended December 31, 2024 and 2023 was 28% and 50%, respectively. Excluding the restructuring inventory and inventory write-off charges, gross margin was 50% and 66% for the years ended December 31, 2024 and 2023, respectively. The remaining decrease in gross margin is primarily as a result of a decrease in net selling price.

Selling, general and administrative expense. Selling, general and administrative expense for the years ended December 31, 2024 and 2023 was $152.3 million and $199.9 million, respectively, a decrease of $47.6 million, or 24%. Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 are summarized in the table below:

	Year Ended December 31,
In thousands	2024	2023
Selling expense (1)	$79,587	$111,326
General and administrative expenses (2)	58,557	76,119
Non-cash stock-based compensation expense (3)	14,166	12,493
Total selling, general and administrative expense	$152,310	$199,938

(1)
Selling expense for the years ended December 31, 2024 and 2023 was $79.6 million and $111.3 million, respectively, a decrease of $31.7 million, or 29%. This decrease is primarily due to a reduction in costs associated with our ORP and cost reduction plans resulting in decreased promotional initiatives, reduced travel and elimination of our U.S. sales force.
(2)
General and administrative expense for the years ended December 31, 2024 and 2023 was $58.6 million and $76.1 million, respectively, a decrease of $17.6 million, or 23%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the ORP and cost reduction plans and decreased advisory fees related to the shareholder's special meeting in 2023.
(3)
Non-cash stock-based compensation expense for the years ended December 31, 2024 and 2023 was $14.2 million and $12.5 million, respectively, an increase of $1.7 million, or 13%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The increase is due to prior years reversal of expense associated with our former CEO's resignation, as well as certain performance-based awards as it was no longer deemed probable that the performance criteria for vesting would be achieved within the required timeframe.

We are focused on getting VASCEPA to as many patients as possible by continuing to advance our pricing and reimbursement and licensing activities to drive access in remaining geographies, as well as advancing regulatory filings internationally. We will continue to evaluate all of our spending commitments and priorities based on this focus.

Research and development expense. Research and development expense for the years ended December 31, 2024 and 2023 was $20.9 million and $22.2 million, respectively, a decrease of $1.4 million, or 6%. Research and development expenses for the years ended December 31, 2024 and 2023 are summarized in the table below:

	Year Ended December 31,
In thousands	2024	2023
REDUCE-IT study and presentations (1)	$1,202	$1,439
Fixed-dose combination (2)	44	1,064
Regulatory filing fees and expenses (3)	2,533	2,342
Non-clinical research activities (4)	2,534	1,248
Internal staffing, overhead and other (5)	11,017	11,939
Research and development expense, excluding non-cash expense	17,330	18,032
Non-cash stock-based compensation expense (6)	3,539	4,187
Total research and development expense	$20,869	$22,219

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

Restructuring expense. Restructuring expense for the years ended December 31, 2024 and 2023 was nil and $11.0 million, respectively, a decrease of $11.0 million, or 100%. The charge in the prior year is due to the implementation of the ORP which was approved in the second quarter 2023 and announced on July 18, 2023, which resulted in a reduction of our entire U.S. sales field force, with our managed care and trade organization continuing to support our U.S. commercial efforts, as well as a reduction of approximately 30% of non-sales positions. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the years ended December 31, 2024 and 2023 was $13.4 million and $11.9 million, respectively, an increase of $1.5 million, or 13%. Interest income, net, represents income earned on cash and investment balances. The increase is primarily due to higher interest rates in the current year period compared to the prior year period.

Other income (expense), net. Other income (expense), net, for the year ended December 31, 2024 and 2023 was income of $1.2 million and $2.1 million, respectively. Other income (expense), net, primarily consists of the gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, NJ facility.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2024 and 2023 was $5.0 million and $5.4 million, respectively. The decrease in the provision for income taxes is due to a change in geographic mix of pre-tax income.

Liquidity and Capital Resources

As of December 31, 2024, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $121.3 million and short-term investments of $173.2 million, aggregating $294.5 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
In millions	2024	2023	2022
Cash (used in) provided by:
Operating activities	$(31.0)	$6.9	$(180.1)
Investing activities	(46.0)	(25.5)	175.3
Financing activities	(1.4)	0.2	(0.4)
(Decrease) increase in cash and cash equivalents and restricted cash	$(78.4)	$(18.4)	$(5.2)

Net cash used in operating activities decreased during 2024 as compared to net cash provided by operating activities during the same period in 2023. This is primarily as a result of timing and payment of invoices and accruals in 2024 as well as a decrease in U.S. product revenue in 2024.

Net cash used in investing activities decreased during the year ended December 31, 2024 compared to the same period in 2023. This is primarily due to the purchase of investment grade interest-bearing instruments of $278.8 million partially offset by $232.8 million from proceeds from the maturity of investment grade interest-bearing instruments, as compared to the same period in 2023 where proceeds from the maturity of investment grade interest-bearing instruments was $215.1 million, partially offset by $190.1 million in purchases of investment grade interest-bearing instruments.

Net cash used in financing activities decreased during the years ended December 31, 2024 compared to net cash provided by financing activities during the same period in 2023, primarily as a result of a decrease in proceeds related to stock option exercises.

As of December 31, 2024, we had net accounts receivable of $122.3 million, current inventory of $166.0 million and long-term inventory of $64.7 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.7 billion as of December 31, 2024. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the U.S. and pricing and reimbursement of VAZKEPA in Europe.

In July 2023, we announced that we were implementing the ORP resulting in the elimination and consolidation of certain roles across the organization, both in the U.S. and abroad, representing a reduction of our total employee base by approximately 30%. In the U.S., all sales force positions were eliminated, with the managed care and trade organization continuing to support U.S. commercial efforts, and 30% of non-sales positions were eliminated, while in Europe we have redesigned our commercial infrastructure to better align with pricing and reimbursement status, commercial progress to date, as well as streamlining certain cross-geographic functions and better leveraging learnings across countries. These actions reduced operating costs by $50.0 million annually.

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

As of December 31, 2024, we had cash and cash equivalents of $121.0 million and short-term investments of $173.2 million, aggregating $294.2 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program, for at least one year from the issuance date of our audited consolidated financial statements included elsewhere in this Annual Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., refinancing or reinvestment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. Our portfolio of investments as of December 31, 2024 was composed primarily of U.S. Treasury securities and other government-related securities. At December 31, 2024 and 2023, we had short-term investments of $173.2 million and $121.4 million, respectively. We invest funds to have a continuous inflow of cash from diversified short-term and long-term investments, consisting primarily of investment grade securities. A hypothetical 10 percent change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the balance and diversified investment portfolio.

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

As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Ernst & Young LLP (PCAOB ID 42), our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2024. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on Internal Control Over Financial Reporting

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amarin Corporation plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

March 12, 2025

Item 9B. Other Information

Entry into Rule 10b5-1 Trading Plans

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a code of conduct that applies to our directors, officers and employees. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.amarincorp.com. You may also request a printed copy of the code, without charge, by writing to us at Amarin Pharma, Inc., 440 Route 22, Bridgewater, NJ 08807, Attention: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of this code on our website rather than by filing a Current Report on Form 8-K.

The remaining information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2025 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2025 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2025 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2025 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2025 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

(b) Exhibit Index

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Articles of Association of the Company	Current Report on Form 8-K filed with the Commission on April 22, 2024, as Exhibit 3.1	April 22, 2024

4.1

Form of Amended and Restated Deposit Agreement, dated as of November 4, 2011, among the Company, Citibank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder

		Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.1	February 29, 2012

4.2	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, as Exhibit 2.4	April 24, 2003

4.3	Form of American Depositary Receipt evidencing ADSs	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 4.4	February 29, 2012

4.4	Description of Registrant’s Securities	Annual Report on Form 10-K for the year ended December 31, 2019, as Exhibit 4.7	February 25, 2020

10.1	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as Exhibit 10.4	August 9, 2011

10.2	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.1	August 8, 2012

10.3	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.2	August 8, 2012

10.4	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10.5	February 28, 2013

10.5	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.1	August 6, 2015

10.6	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.2	August 6, 2015

10.7	Amendment No.6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 4.1	August 2, 2017

10.8	Form of Incentive Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.3	February 29, 2012

10.9	Form of Non-Qualified Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.4	February 29, 2012

10.10	Form of Restricted Stock Unit Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.5	February 29, 2012

10.11	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.64	February 27, 2018

10.12	2020 Stock Incentive Plan*	Current Report on Form 8-K dated July 13, 2020, as Exhibit 10.1	July 14, 2020

10.13	Amendment No. 1 to 2020 Stock Incentive Plan*	Current Report on Form 8-K dated June 27, 2022, as Exhibit 10.2	June 30, 2022

10.14	Form of Incentive Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.2	November 5, 2020

10.15	Form of Non-Qualified Stock Option Award Agreements*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.3	November 5, 2020

10.16	Form of Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.3	August 3, 2022

10.17	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.5	November 5, 2020

10.18	Form of Deferred Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.2	August 3, 2022

10.19	Amarin Corporation plc Executive Severance and Change of Control Plan*	Current Report on Form 8-K dated January 28, 2021, as Exhibit 10.1	January 29, 2021

10.20	Contract of Employment between Karim Mikhail and Amarin Switzerland GmbH, Grafenauweg 8, 6300 Zug, dated April 12, 2021*	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as Exhibit 10.4	April 29, 2021

10.21	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Registration Statement on Form F-1, as Exhibit 10.1	February 28, 2012

10.22	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.2	August 6, 2015

10.23	2012 Long Term Incentive Award with Steven Ketchum dated March 1, 2012*	Registration Statement on Form S-8, as Exhibit 4.2	March 16, 2012

10.24	API Commercial Supply Agreement, dated May 25, 2011, between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc. **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.35	March 1, 2022

10.25	Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd and Chemport Inc., dated April 4, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.36	March 1, 2022

10.26	Second Amendment to API Commercial Supply Agreement by and between Amarin Pharmaceuticals Ireland Ltd. and Chemport Inc., dated July 19, 2012 **	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.37	March 1, 2022

10.27

Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††

		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as Exhibit 10.1	May 8, 2015

10.28	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.67	February 27, 2018

10.29	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.68	February 27, 2018

10.30	Lease Agreement, dated February 5, 2019, by and between 440 Route 22 LLC and Amarin Pharma, Inc.	Annual Report on Form 10-K for the year ended December 31, 2018, as Exhibit 10.69	February 27, 2019

10.31	English Summary of German Language Commercial Lease Agreement dated October 10, 2021, by and between Amarin Switzerland GmbH and Zug Estates AG	Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibit 10.54	March 1, 2022

10.32	Consent of Landlord to Sublease dated as of January 20, 2023, among Amarin Pharma, Inc. ST Shared Services LLC and Liberty Denver Wood LLC	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.44	March 1, 2023

10.33	Guaranty dated January 20, 2023, issued by MEH, Inc.	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.45	March 1, 2023

10.34	Sublease Agreement dated January 20, 2023, by and between Amarin Pharma, Inc. and ST Shared Services LLC	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.46	March 1, 2023

10.35	License Agreement dated September 13, 2022, between Amarin Pharmaceuticals Ireland Ltd and Weston Office Solutions Ltd	Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibit 10.47	March 1, 2023

10.36	Non-Employee Director Compensation Policy	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as Exhibit 10.1	August 2, 2023

10.37	CEO Employment Agreement between Patrick Holt and Amarin Corporation, plc. dated July 18, 2023	Current Report on Form 8-K filed with the Commission on July 20, 2023, as Exhibit 10.1	July 20, 2023

10.38	Option Award Agreement (attached to Exhibit 10.1)	Current Report on Form 8-K filed with the Commission on July 20, 2023, as Exhibit 10.2	July 20, 2023

10.39	Amendment No. 2 to the Amarin Corporation plc 2020 Stock Incentive Plan	Current Report on Form 8-K filed with the Commission on July 25, 2023, as Exhibit 10.2	July 25, 2023

10.40	Offer Letter with Jonathan Provoost, dated October 9, 2023*	Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2023, as Exhibit 10.43	February 29, 2024

10.41	Amendment No. 3 to the Amarin Corporation plc 2020 Stock Incentive Plan	Current Report on Form 8-K filed with the Commission on April 22, 2024, as Exhibit 10.2	April 22, 2024

10.42	CEO Employment Agreement, dated July 25, 2024, by and between Amarin Corporation plc and Aaron Berg.	Current Report on Form 8-K filed with the Commission on July 29, 2024, as Exhibit 10.1	July 29, 2024

10.43	Consulting Agreement, dated July 26, 2024, by and between Amarin Corporation plc and Patrick Holt	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as Exhibit 10.1	October 30, 2024

19.1	Insider Trading and Disclosure Policy	Filed herewith

19.2	Special Trading Procedures for Insiders	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on the signature page(s) hereto

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Furnished herewith

97.1	Compensation Recovery Plan	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)	Filed herewith

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
Aaron Berg
President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2025

We, the undersigned officers and directors of the Registrant hereby severally constitute and appoint Aaron Berg and Peter Fishman, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Aaron Berg Aaron Berg	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2025

/s/ Peter Fishman Peter Fishman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2025

/s/ Patrice Bonfiglio Patrice Bonfiglio	Director	March 12, 2025

/s/ Paul Cohen, M.D. Paul Cohen, M.D.	Director	March 12, 2025

/s/ Mark DiPaolo Mark DiPaolo	Director	March 12, 2025

/s/ Keith L. Horn Keith L. Horn	Director	March 12, 2025

/s/ Odysseas Kostas, M.D.	Director	March 12, 2025
Odysseas Kostas, M.D.

/s/ Louis Sterling III. Louis Sterling III.	Director	March 12, 2025

/s/ Diane E. Sullivan Diane E. Sullivan	Director	March 12, 2025

/s/ Oliver O'Connor	Director	March 12, 2025
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

U.S. Product Return Reserve Estimate
Description of the Matter

At December 31, 2024, the Company recorded a liability for product returns relating to U.S. product revenue totaling $4.7 million. As discussed in Note 12 of the financial statements, the Company sells its product to distributors in the U.S. that in turn resell the product to retail pharmacies for subsequent sale to patients and healthcare providers. The Company estimates variable consideration resulting from product returns based on quantitative and qualitative data from various internal and external sources.

Auditing management’s estimate of U.S. product returns was complex and judgmental due to the significant estimation required to determine inventory in the distribution channel that will not ultimately be sold to patients and healthcare providers and will be returned. Sales into the distribution channel could exceed market demand.

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

To test the estimated U.S. product return reserve, we performed audit procedures that included, among others, testing management’s historical return rate calculation and testing the completeness and accuracy of sales and returns data used in the calculation. We also compared product expiration dates in the calculation to the related supporting documentation. We tested the Company's provision and credit activity for the current year and performed analytical procedures to assess the correlation of monthly sales to distributors and monthly patient prescriptions. In addition, we assessed the Company’s quarterly analysis of inventory held in the distribution channel. We confirmed prescription data directly with a third party and tested credit memos issued subsequent to year-end for recording in the proper period. We read significant customer contracts and performed direct inquiries with management to identify any terms or conditions not included in customer contracts that could impact the estimate of U.S. product returns.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Iselin, New Jersey

March 12, 2025

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$121,038	$199,252
Restricted cash	300	525
Short-term investments	173,182	121,407
Accounts receivable, net	122,279	133,563
Inventory	166,048	258,616
Prepaid and other current assets	12,552	11,618
Total current assets	595,399	724,981
Property, plant and equipment, net	16	114
Long-term inventory	64,740	77,615
Operating lease right-of-use asset	7,592	8,310
Other long-term assets	1,213	1,360
Intangible asset, net	16,389	19,304
TOTAL ASSETS	$685,349	$831,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,366	$52,762
Accrued expenses and other current liabilities	139,583	204,174
Current deferred revenue	—	2,341
Total current liabilities	179,949	259,277
Long-Term Liabilities:
Long-term deferred revenue	—	2,509
Long-term operating lease liability	7,723	8,737
Other long-term liabilities	11,501	9,064
Total liabilities	199,173	279,587
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, £0.50 par, unlimited authorized; 422,256,900 shares issued, 411,584,851 shares outstanding at December 31, 2024; 418,141,295 shares issued, 408,824,093 shares outstanding at December 31, 2023	305,298	302,756
Additional paid-in capital	1,914,750	1,899,456
Treasury stock; 10,672,049 shares at December 31, 2024; 9,317,202 shares at December 31, 2023	(65,326)	(63,752)
Accumulated deficit	(1,668,546)	(1,586,363)
Total stockholders’ equity	486,176	552,097
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,349	$831,684

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Product revenue, net	$204,590	$285,299	$366,511
Licensing and royalty revenue	24,024	21,612	2,682
Total revenue, net	228,614	306,911	369,193
Less: Cost of goods sold	110,758	102,142	108,631
Less: Cost of goods sold - restructuring inventory	36,474	39,228	18,078
Gross margin	81,382	165,541	242,484
Operating expenses:
Selling, general and administrative	152,310	199,938	304,416
Research and development	20,869	22,219	30,411
Restructuring	—	10,972	13,526
Total operating expenses	173,179	233,129	348,353
Operating loss	(91,797)	(67,588)	(105,869)
Interest income	13,403	11,863	2,819
Interest expense	(7)	(8)	(15)
Other income (expense), net	1,201	2,063	(740)
Loss from operations before taxes	(77,200)	(53,670)	(103,805)
Provision for income taxes	(4,983)	(5,442)	(1,998)
Net loss	$(82,183)	$(59,112)	$(105,803)
Loss per share:
Basic	$(0.20)	$(0.15)	$(0.26)
Diluted	$(0.20)	$(0.15)	$(0.26)
Weighted average shares outstanding:
Basic	410,937	407,655	401,155
Diluted	410,937	407,655	401,155

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Issuance of common stock under employee stock purchase plan	319,610	—	200	130	—	—	330
Exercise of stock options	1,239,763	—	750	1,132	—	—	1,882
Vesting of restricted stock units	4,248,835	(1,330,371)	2,804	(2,804)	(1,982)	—	(1,982)
Stock-based compensation	—	—	—	15,646	—	—	15,646
Loss for the period	—	—	—	—	—	(59,112)	(59,112)
December 31, 2023	418,141,295	(9,317,202)	$302,756	$1,899,456	$(63,752)	$(1,586,363)	$552,097
Issuance of common stock under employee stock purchase plan	256,748	—	89	32	—	—	121
Exercise of stock options	9,500		6	4			10
Vesting of restricted stock units	3,849,357	(1,354,847)	2,447	(2,447)	(1,574)	—	(1,574)
Stock-based compensation	—	—	—	17,705	—	—	17,705
Loss for the period	—	—	—	—	—	(82,183)	(82,183)
December 31, 2024	422,256,900	(10,672,049)	$305,298	$1,914,750	$(65,326)	$(1,668,546)	$486,176

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,183)	$(59,112)	$(105,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	160	551
(Accretion) amortization of investments	(5,729)	(3,696)	473
Stock-based compensation	17,705	15,646	26,213
Amortization of intangible asset	2,915	2,805	2,545
Changes in assets and liabilities:
Accounts receivable, net	11,284	(2,573)	32,663
Inventory	105,443	56,121	(36,422)
Prepaid and other current assets	(934)	7,874	2,860
Other long-term assets	147	(278)	(2)
Interest receivable	(70)	248	341
Deferred revenue	(4,850)	(10,496)	(1,363)
Accounts payable, accrued expenses and other current liabilities	(76,987)	(164)	(102,729)
Other long-term liabilities	2,141	345	581
Net cash (used in) provided by operating activities	(31,020)	6,880	(180,092)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	232,800	190,108	257,520
Purchases of securities	(278,776)	(215,097)	(81,633)
Investment in software and website development costs	—	(509)	(599)
Purchases of furniture, fixtures and equipment	—	(24)	—
Net cash (used in) provided by investing activities	(45,976)	(25,522)	175,288
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	121	330	605
Proceeds from exercise of stock options	10	1,882	60
Taxes related to stock-based awards	(1,574)	(1,982)	(1,044)
Net cash (used in) provided by financing activities	(1,443)	230	(379)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(78,439)	(18,412)	(5,183)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	199,777	218,189	223,372
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$121,338	$199,777	$218,189
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$(3,982)	$(2,367)	$(1,782)
Supplemental disclosure of non-cash transactions:
Shares issued in settlement of Laxdale milestone payment	$—	$—	$8,203
Initial recognition of operating lease right-of-use asset	$1,069	$607	$2,041
Initial recognition of furniture, fixtures and equipment lease	$—	$624	$—

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S, under the brand name VASCEPA® (icosapent ethyl), or VASCEPA. The Company is also commercialized in various European countries, including the United Kingdom, or the UK, and Spain, under the brand name VAZKEPA, hereinafter along with VASCEPA, collectively referred to as VASCEPA. The Company’s operations outside of the U.S. and Europe are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including China, Australia and Canada.

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

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, or, collectively, the Defendants, that declared as invalid several of the Company's patents covering the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the U.S. Supreme Court, but the Company was unsuccessful. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA and have entered the U.S. market:

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	N/A	June 2024
Strides Pharma (1)	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc. (2)	December 2023	April 2024	April 2024
Qilu Pharmaceutical Co Ltd	November 2024	N/A	N/A
Spriaso LLC	December 2024	N/A	N/A

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

On June 1, 2023, the Company announced the National Medical Products Administration, or NMPA, granted approval for VASCEPA under the MARINE indication and the Company's partner, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, launched commercially in October 2023. On June 28, 2024, the Company's partner in China received NMPA approval for VASCEPA in Mainland China for the REDUCE-IT indication. On February 23, 2022, the Hong Kong Department of Health concluded their evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

Amarin is responsible for supplying VASCEPA to all markets in which the branded product is sold, including the U.S., and Europe, as well as in countries where the drug is promoted and sold via collaboration with third-party partners that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2024, 2023 and 2022 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to current year presentation.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At December 31, 2024, the Company had total assets of $685.3 million, of which $294.2 million consisted of cash and liquid short-term investments. More specifically, the Company had current assets of $595.4 million, including cash and cash equivalents of $121.0 million, short-term investments of $173.2 million, accounts receivable, net, of $122.3 million and current inventory of $166.0 million. In addition, at December 31, 2024, the Company had long-term inventory of $64.7 million. At December 31, 2024, the Company had no debt outstanding.
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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances at December 31, 2024 and 2023:

In thousands	December 31, 2024	December 31, 2023
Gross trade accounts receivable	$133,072	$160,686
Trade allowances	(9,433)	(18,834)
Chargebacks	(1,360)	(8,289)
Accounts receivable, net	$122,279	$133,563

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

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include salaries and benefits, stock-based compensation expense, and infrastructure necessary for the general conduct of the Company’s business, including those incurred as a result of the commercialization of VASCEPA in the U.S. and Europe.

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss earnings per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as from the exercise of stock options and vesting of restricted stock units calculated using the treasury stock method. In periods with reported net operating losses, all stock options and restricted stock units outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The calculation of net loss and the number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2024, 2023, and 2022 are as follows:

In thousands	2024	2023	2022
Net (loss) income —basic and diluted	$(82,183)	$(59,112)	$(105,803)
Weighted average shares outstanding—basic and diluted	410,937	407,655	401,155
Net (loss) earnings per share—basic and diluted (1)	$(0.20)	$(0.15)	$(0.26)

(1) Excluding the licensing revenue change in estimate incurred in 2024 and the licensing revenue change in estimate and Medicaid change in estimate incurred in 2023, both discussed in Note 12 – Revenue Recognition, net loss per share basic and diluted for both years ended December 31, 2024 and 2023 would have been $(0.21).

For the years ended December 31, 2024, 2023 and 2022, the following potentially dilutive securities were not included in the computation of net (loss) earnings per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

In thousands	2024	2023	2022
Stock options	27,696	27,956	19,182
Restricted stock and restricted stock units	13,865	11,983	14,461

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

The fair value of the Company's restricted stock units is determined to be the higher of (1) our nominal par value of 50 pence per share, for which our Plan dictates under United Kingdom law, or (2) fair market value of stock price on the NASDAQ at close of business day on the date of the grant. The Company estimates the fair value of stock option awards on the date of the grant using the Black-Scholes Model, which requires that the Company makes certain assumptions regarding: (i) the expected volatility in the market price of its common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise, referred to as the expected holding period. As a result, if the Company revises its assumptions and estimates, stock-based compensation expense could change materially for future grants.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term, in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 32%, 27%, and 30%, respectively, of gross product sales for the year ended December 31, 2024 and represented 25%, 13%, and 45%, respectively, of the gross accounts receivable balance as of December 31, 2024. Customers A, B, and C accounted for 36%, 28% and 29%, respectively, of gross product sales for the year ended December 31, 2023 and represented 36%, 18%, and 38%, respectively, of the gross accounts receivable balance as of December 31, 2023. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

Foreign Currency

Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in Other income (expense), net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in Other income (expense), net in the consolidated statements of operations. Certain amounts payable are denominated in currencies other than the U.S. dollar. During the year ended December 31, 2024, the Company recorded a foreign currency gain of $0.8 million and foreign currency losses of $2.6 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, within the Other income (expense), net on the consolidated statement of operations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$174,722	$174,722	$—	$—
Money Market Fund	67,456	67,456	—	—
Repo Securities	5,000	—	5,000	—
Total	$247,178	$242,178	$5,000	$—

	December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$123,992	$123,992	$—	$—
Money Market Fund	99,226	99,226	—	—
Agency Securities	8,912	—	8,912	—
Repo Securities	3,250	—	3,250	—
Total	$235,380	$223,218	$12,162	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the years ended December 31, 2024 and December 31, 2023 were gains of $0.1 million and less than $0.1 million, respectively. Interest on investments is reported in interest income in our consolidated statement of operations. Interest receivable in investment securities is reported in prepaid and other current assets in our consolidated balance sheet.

The carrying amounts of accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Segment and Geographical Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company currently operates in two business segments, U.S. and Europe, which are aggregated into a single reportable segment, for the development and commercialization of VASCEPA. A single management team that reports to the Company’s CODM, who is the Chief Executive Officer, comprehensively manages the business on an integrated basis for the purpose of allocating resources. The Company’s CODM does not currently assess segment performance or allocate resources based on a measure of total assets nor is it practical for the Company to disaggregate assets based on geography. Accordingly, a total asset measure has not been provided for segment disclosure. Accordingly, the Company does not have separately reportable segments.

The table below is a summary of the reportable segment profit or loss, including significant reportable segment expenses:

	Year Ended December 31,
In thousands	2024	2023	2022
US product revenue, net	$166,701	$273,886	$359,856
Europe product revenue, net	13,664	3,284	2,585
RoW product revenue, net	24,225	8,129	4,070
Total product revenue, net	204,590	285,299	366,511
Licensing and royalty revenue	24,024	21,612	2,682
Total revenue, net	228,614	306,911	369,193
Less: Cost of goods sold	110,758	102,142	108,631
Less: Cost of goods sold - restructuring inventory	36,474	39,228	18,078
Gross margin	81,382	165,541	242,484
Operating expenses:
Selling	40,150	57,243	117,012
General and administrative	38,290	52,559	75,261
Research and development	8,276	9,270	17,766
Payroll and payroll related expense	68,758	86,405	97,983
Non-cash stock-based compensation expense	17,705	16,680	26,805
Restructuring	—	10,972	13,526
Total operating expenses	173,179	233,129	348,353
Operating loss	(91,797)	(67,588)	(105,869)
Interest income	13,403	11,863	2,819
Interest expense	(7)	(8)	(15)
Other income (expense), net	1,201	2,063	(740)
Loss from operations before taxes	(77,200)	(53,670)	(103,805)
Provision for income taxes	(4,983)	(5,442)	(1,998)
Segment & consolidated net loss	$(82,183)	$(59,112)	$(105,803)

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

The Company continued to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. As a result of the ongoing assessment, the Company recognized $36.5 million, $39.2 million, and $18.1 million during the year ended December 31, 2024, 2023, and 2022, respectively, within cost of goods sold - restructuring inventory on the consolidated statement of operations for both cash and non-cash obligations. During the year ended December 31, 2024, the Company entered into an amended supply agreement resulting in the return of approximately $36.5 million of API previously recorded within raw materials. The API is set to be returned over an agreed upon period at predetermined volumes. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company.

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

The following table sets forth the cash obligations of the Company's restructuring charges for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
In thousands	2024	2023	2022
Employee restructuring separation charges	$—	$10,383	$9,310
Vendor contract charges	—	589	4,216
Total restructuring expense	—	10,972	13,526
Restructuring inventory	—	39,228	18,078
Stock forfeitures	—	1,034	591
Total restructuring cash obligations incurred	$—	$51,234	$32,195

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2023	$13,589
Restructuring cash obligations incurred	—
Payments	(13,589)
Balance at December 31, 2024	$—

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, requirements of public entities that have a single reportable segment provide all the disclosures required by ASU No. 2023-07 and all existing segment disclosures in Topic 280, among other disclosure enhancements. The Company adopted this standard effective January 1, 2024 and additional requirements are disclosed within the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This change is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the Company’s consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)
Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of December 31, 2024, the intangible assets have an estimated weighted-average remaining useful life of 6.1 years. The carrying value as of December 31, 2024 and 2023 is as follows:

In thousands	December 31, 2024	December 31, 2023
Technology rights	$33,188	$33,188
Accumulated amortization	(16,799)	(13,884)
Intangible asset, net	$16,389	$19,304

Amortization expense for the years ended December 31, 2024 and 2023 was $2.9 million and $2.8 million, respectively. Estimated future amortization expense as of December 31, 2024 is as follows:

In thousands
Year Ending December 31,	Amount
2025	$2,915
2026	2,655
2027	2,546
2028	2,546
2029	2,546
Thereafter	3,181
Total	$16,389

(4)
Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of December 31, 2024 and 2023 consist of the following:

In thousands	December 31, 2024	December 31, 2023
Raw materials	$91,421	$155,128
Work in process	30,482	5,373
Finished goods	108,885	175,730
Inventory (1)	$230,788	$336,231

(1) Total inventory consists of both current inventory and long-term inventory. During the year ended December 31, 2024, approximately $8.0 million of inventory was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory and as part of our ongoing supply agreement settlements, $36.5 million was expensed through cost of goods sold - inventory restructuring and reserved for the future return of API. During the year ended December 31, 2023, $5.1 million of inventory was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory.

As of December 31, 2024 and 2023, the Company had $64.7 million and $77.6 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle of 12 months.

(5)
Property, Plant and Equipment

Property, plant and equipment as of December 31, 2024 and 2023 consists of the following:

In thousands	Useful Life (in years)	December 31, 2024	December 31, 2023
Furniture and fixtures	5	$425	$432
Leasehold improvements	lesser of useful life or lease term	217	217
Software	3 - 5	617	617
Computer equipment	3 - 5	227	227
Property, plant and equipment		1,486	1,493
Accumulated depreciation and amortization		(1,470)	(1,379)
Property, plant and equipment, net		$16	$114

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of the fixed asset over its estimated useful life. Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $0.1 million, $0.2 million, and $0.6 million, respectively. Upon retirement or sale of assets, the cost of the assets disposed and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is credited or expensed to operations. Repairs and maintenance costs are expensed as incurred.

(6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2024 and 2023:

In thousands	December 31, 2024	December 31, 2023
Payroll and payroll-related expenses	$15,362	$18,942
Sales and marketing accruals	2,194	3,587
Accrued revenue allowances	104,482	145,034
Accrued restructuring	—	13,589
All other	17,545	23,022
Accrued expenses and other current liabilities	$139,583	$204,174

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

Litigation

On April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. DRL's complaint also includes a state law tortious interference claim related to the same alleged conduct. On March 28, 2024, Teva Pharmaceuticals USA, Inc., or Teva, filed a complaint against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 24-cv-04341 alleging various antitrust violations analogous to those made by Dr. Reddy’s and Hikma. Further, on June 14, 2024, Apotex, Inc., or Apotex, filed a complaint against the Company in the U.S. District Court for the District of New Jersey. Civil action No. 24-cv-07041 alleging various antitrust violations analogous to those made by Dr. Reddy’s, Hikma and Teva, as well as a breach of contract claim related to the same alleged conduct. Apotex also seeks declaratory judgement regarding the applicability of a 2020 settlement agreement to its antitrust claims. In October 2024, Apotex amended its complaint to add as defendants KD Pharma-Bexbach GmbH; KD Swiss GmbH; Marine Ingredients, LLC; Innova Softgel, LLC; 03 Holding GmbH; Capiton AG. Relief sought include an unspecified amount of damages for alleged economic harm to each of Dr. Reddy’s, Hikma, Teva and Apotex, treble damages, other costs and fees and injunctive relief against the alleged violative activities. Amarin believes it has valid defenses and will vigorously defend against the claims. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

Amarin is named as a defendant in six antitrust class action lawsuits in the District Court for the District of New Jersey, as displayed in the table below. Each of the six antitrust class action lawsuits allege Amarin and its co-defendant suppliers violated federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. The Indirect Purchaser Plaintiffs also assert related state antitrust, consumer protection, and unjust enrichment claims. The Indirect Purchaser Plaintiffs seek relief in the form of an unspecified amount of compensatory damages, treble damages, other costs and fees, restitution, and declaratory and injunctive relief against the alleged violative activities. The Direct Purchaser plaintiffs seek treble damages and other costs and fees.

Lawsuits	Civil Action #	Direct/Indirect Purchasers	Date Filed
Uniformed Fire Officers Association Family Protection Plan Local 854 Uniformed Fire Officers Association for Retired Fire Officers Family Protection Plan	21-12061	Indirect Purchaser	6/2/2021
The International Union of Operating Engineers Locals 137, 137A, 137B, 137C, 137R	21-12416	Indirect Purchaser	6/11/2021
KPH Healthcare Services, Inc.	21-12747	Direct Purchaser	6/18/2021
Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund	21-13009	Indirect Purchaser	6/25/2021
Teamsters Health & Welfare Fund of Philadelphia and Vicinity	21-13406	Indirect Purchaser	7/7/2021
Board of Trustees of Heavy and General Laborers’ Local Unions 472 and 172 of N.J. Welfare Fund	21-14639	Indirect Purchaser	8/5/2021

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

On October 21, 2021, a purported investor in the Company’s publicly-traded securities filed a putative class action lawsuit against the Company, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). A subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the Company’s patent litigation related to its Abbreviated New Drug Application, or ANDA, that sought U.S. FDA approval for the sale of generic versions of icosapent ethyl, or ANDA litigation, and the risk that certain of the Company’s patents related to the MARINE indication would be invalidated. Based on these allegations, plaintiffs alleges that they purchased securities at an inflated share price and brought claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys’ fees and costs. In October 2022, the court consolidated the cases and appointed a lead plaintiff for the putative class. On January 13, 2023, lead plaintiff filed an amended complaint that also named the former general counsel, and again alleged that the Company made false statements regarding the ANDA litigation as well as about the REDUCE-IT indication and VASCEPA’s financial prospects resulting from REDUCE-IT. All defendants have moved to dismiss the amended complaint and on September 25, 2024, the New Jersey District Court granted the Company’s motion to dismiss for all counts, without prejudice, permitting the Plaintiffs 30 days to amend and refile their lawsuit. The court subsequently granted on October 24, 2024, the Plaintiffs request for an additional 30 days to amend and refile the complaint. On November 6, 2024, the Plaintiffs advised the court that they would not refile their complaint, closing the case.

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the U.S. in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss the Company’s lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court, finding that the

Company’s allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024, which was denied on October 17, 2024. The case is remanded to the district court and will proceed accordingly.

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of his employment agreement, Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the U.S. District Court for the District of New Jersey (Civ. No. 3:23-cv-01856). On June 30, 2023, all defendants moved to dismiss this case without prejudice due to lack of jurisdiction. On March 4, 2024, the District Court granted the motion in part and denied the motion in part, permitting the parties to pursue limited discovery on the issue of personal jurisdiction, and allowing defendants thereafter to refile a motion to dismiss. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. As of the date of filing this Annual Report, the Company has total obligations of $160.8 million contingent on certain suppliers obtaining regulatory approval in Europe. In addition, the Company has a total of approximately $63.6 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. The unconditional purchase obligations for contracts with remaining terms in excess of one year are summarized below:

	Years Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Unconditional Purchase Obligations	$16,500	$18,900	$5,700	$8,100	$3,600	$10,800	$63,600

In addition to the above, the Company was unable to obtain pricing reimbursement in certain countries outlined within renegotiated supply agreements by June 30, 2024, triggering obligations up to $15.8 million. The Company entered into an amended supply agreement, resulting in a liability amounting to $7.8 million, which the Company had previously recorded in cost of goods sold - restructuring inventory on the consolidated statement of operations in 2023.

Under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholder) of £5.0 million (approximately $6.3 million as of December 31, 2024) for the potential market approval.

The Company has no provision for any of these obligations, except as noted above, since the amounts are either not paid or payable as of December 31, 2024.

(8)
Equity

Common Stock

On January 10, 2024, the Company announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's ordinary shares held in the form of American Depository Shares, or ADS. We received shareholder and UK High Court approval of the share repurchase plan in April and May 2024, respectively. The Company has not commenced any share repurchases to date, but will continue to monitor business and market conditions.

During the years ended December 31, 2024 and 2023, other than as described elsewhere in this Annual Report on Form 10-K, including in the Notes to Consolidated Financial Statements, the Company did not engage in any transactions involving its common stock. Refer to Incentive Equity Awards below for discussion of ordinary shares issued as a result of stock option exercises and the vesting of restricted stock units. Refer to Note 9—Stock Incentive Plans and Stock Based Compensation for discussion of shares issued under the Company’s employee stock purchase plan.

On March 12, 2025, the Company announced its intent to effect a ratio change on its ADSs from one ADS representing one ordinary share, to the new ratio of one ADS representing 20 ordinary shares, or the Ratio Change. The effective date of the Ratio Change is expected to be on or about April 11, 2025.

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

The following table summarizes the aggregate number of stock options and restricted stock units, or RSUs, outstanding under the 2020 Plan as of December 31, 2024:

December 31, 2024
Outstanding stock options	27,696,061
% of outstanding shares on a fully diluted basis	7%
Outstanding RSUs	13,865,487
% of outstanding shares on a fully diluted basis	3%

The following table represents equity awards activity during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands, except share amounts)	2024	2023
Common shares issued for stock option exercises	9,500	1,239,763
Gross and net proceeds from stock option exercises	$10	$1,882
Common shares issued in settlement of vested RSUs	3,351,960	3,890,395
Shares retained for settlement of employee tax obligations ─ RSUs	1,009,154	1,187,251
Common shares issued in settlement of vested Performance-Based RSUs (1)	497,397	358,440
Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	345,693	143,120

(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions. These performance-based RSUs will primarily vest over a three-year period based on continuous service from the grant date.

During the years ended December 31, 2024 and 2023, the Company granted a total of 2,662,000 and 5,456,800 stock options, respectively, and 7,445,700 and 8,227,800 RSUs, respectively, to employees under the Plans. The RSUs typically vest annually over a three-year period and the stock options typically vest quarterly over a four-year period.

In addition to the grants noted above, in July 2024, the Company granted 5,000,000 stock options to Aaron Berg in connection with his appointment as President and Chief Executive Officer, which will vest upon achievement of specified stock price conditions for the Company.

During the years ended December 31, 2024 and 2023, the Company granted a total of 1,438,360 and 3,853,025 stock options, respectively, and 492,296 and 1,392,257 RSUs, respectively, to members of the Company’s Board of Directors under the Plans. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest in full upon the earlier of the one-year anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. Upon termination of service to the Company or upon a change of control, each director shall be entitled to a payment equal to the fair market value of one share of Amarin common stock per award vested or granted, respectively, which is required to be made in shares.

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

Stock Options

Under the terms of the Plans, stock options typically vest over a four-year period and expire after a 10-year term. The stock options are granted at an exercise price equal to the closing price of the Company’s American Depositary Shares on the grant date. The following table summarizes all stock option activity for the year ended December 31, 2024:

In thousands (except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	27,956	$3.21
Granted	9,100	0.83
Forfeited	(8,961)	2.81
Expired	(389)	1.98
Exercised	(10)	1.08
Outstanding as of December 31, 2024	27,696	2.65	7.3 years	$-
Exercisable as of December 31, 2024	13,834	4.33	5.6 years	$-
Vested and expected to vest as of December 31, 2024	27,005	2.70	6.5 years	$-
Available for future grant as of December 31, 2024	27,290

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024, 2023, and 2022 was $0.57, $1.27, and $2.56, respectively. The total grant date fair value of options vested during the years ended December 31, 2024, 2023, and 2022 was $7.3 million, $8.2 million, and $16.6 million, respectively. Included within the above table is the 5,000,000 market-based stock option award with a weighted average grant date fair value of $0.29.

During the years ended December 31, 2024, 2023 and 2022, the Company received proceeds from the exercise of options of less than $0.1 million, $1.9 million, and $0.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was less than $0.1 million, $0.4 million and less than $0.1 million, respectively, calculated as the difference between the quoted stock price of the Company’s common stock as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2024, options have $6.2 million of unrecognized stock-based compensation expense with such expense expected to be recognized over a weighted-average period of approximately 3.2 years.

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

For 2024, 2023, and 2022, the Company used the following assumptions to estimate the fair value of share-based payment awards under the Black-Scholes model:

	2024	2023	2022
Risk-free interest rate	3.84% - 4.66%	3.59% - 4.72%	1.64% - 4.35%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	106%	101% - 104%	96% - 101%

The Company used the following assumptions to estimate the fair value of share-based payment awards under the Monte Carlo model in 2024 and 2023:

	2024	2023
Risk-free interest rate	3.92% - 3.96%	4.06% - 4.09%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	9	9
Expected volatility	51.00% - 42.80%	42.5% - 43.00%

Employee stock options generally require future service and vest ratably over a four-year service period and are settled by the issuance of new common shares. The grant date fair value of the stock options, net of an estimated forfeiture rate is amortized straight-line over the awards’ vesting periods or respective requisite service periods and is adjusted for actual forfeitures over such period. The Company recorded compensation expense in relation to stock options of $7.3 million, $6.8 million, and $14.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Restricted Stock Units

The restricted stock units vest based upon either a time-based service condition, a performance condition, or both. The grant date fair value of the restricted stock units, net of the estimated forfeiture rate, is amortized straight-line over the vesting periods or requisite service periods and is adjusted for actual forfeitures over such period. For any awards with a performance condition, the probability that any performance criteria will be achieved is assessed by management and compensation expense for such awards is only recorded to the extent that the attainment of the performance criteria is deemed to be probable.

The following table presents the restricted stock unit activity for the year ended December 31, 2024:

In thousands (except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	11,983	1.70
Granted	7,938	1.16
Vested	(3,852)	2.42
Forfeited	(2,204)	2.09
Outstanding as of December 31, 2024	13,865	$1.15

The Company recorded compensation expense in relation to restricted stock units of $10.4 million, $9.8 million, and $11.4 million, for the years ended December 31, 2024, 2023, and 2022, respectively. The total grant date fair value of restricted stock units vested during the years ended December 31, 2024, 2023, and 2022 was $9.3 million, $16.3 million, and $14.3 million, respectively. As of December 31, 2024, restricted stock units have $10.1 million of unrecognized stock-based compensation expense with such expense to be recognized over a weighted-average period of approximately 1.7 years.

The following table presents the stock-based compensation expense related to stock-based awards for the years ended December 31, 2024, 2023, and 2022:

In thousands	2024	2023	2022
Research and development	$3,539	$4,187	$4,465
Selling, general and administrative	14,166	12,493	22,339
Restructuring	—	(1,034)	(591)
Stock-based compensation expense	$17,705	$15,646	$26,213

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

For the offering periods ended on the last business day on or before each of May 31, 2024 and November 30, 2024, the Company issued 139,982 shares and 116,766 shares, respectively, at a purchase price of $0.64 per share and $0.43 per share, respectively.

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

As of December 31, 2024, 785,219 shares were reserved for future issuance under the ESPP.

(10)
Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $11.7 million and $8.9 million as of December 31, 2024 and 2023, respectively. The Company recognized interest related to uncertain tax positions of $1.7 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. No penalties have been recognized in conjunction with these positions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022:

In thousands	2024	2023	2022
Beginning uncertain tax benefits	$18,658	$18,715	$22,040
Prior year—decreases	(1,612)	(2,261)	(9,107)
Current year—increases	2,437	2,204	5,782
Ending uncertain tax benefits	$19,483	$18,658	$18,715

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2024:

Jurisdiction	Tax Years
United States—Federal	2018-2024
United States—State	2018-2024
Ireland	2019-2024
United Kingdom	2022-2024

The Company does not expect any gross liabilities to expire in 2025 based on statutory lapses or audits.

The components of loss from operations before taxes were as follows for the years ended December 31, 2024, 2023 and 2022:

In thousands	2024	2023	2022
United States	$(5,284)	$15,881	$5,358
Ireland and United Kingdom	(76,910)	(85,177)	(112,527)
Other	4,994	15,626	3,364
Total loss before taxes	$(77,200)	$(53,670)	$(103,805)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the years ended December 31, 2024, 2023 and 2022:

In thousands	2024	2023	2022
Current:
United States—Federal	$3,185	$1,597	$562
United States—State	355	243	573
Foreign	1,443	3,602	863
Total current	$4,983	$5,442	$1,998
Deferred:
United States—Federal	(2,886)	9,927	(3,721)
United States—State	(1,369)	(934)	284
Foreign	(11,514)	(15,408)	(1,646)
Change in valuation allowance	15,769	6,415	5,083
Total deferred	$—	$—	$—
Provision for income taxes	$4,983	$5,442	$1,998

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes due to the following for the years ended December 31, 2024, 2023 and 2022:

In thousands	2024	2023	2022
Benefits from taxes at statutory rate	$(19,300)	$(13,418)	$(25,952)
Rate differential	8,896	8,042	9,141
Change in valuation reserves	15,769	6,415	5,083
Nondeductible employee compensation	1,374	31	2,344
Stock option/RSU windfall	783	4,500	3,569
ISO disqualifying disposition windfall	459	—	—
Branded prescription drug fee	(280)	—	—
Research and development credits	(257)	(376)	(958)
Tax return to provision adjustments	544	4,187	424
Foreign exchange	—	(2,921)	7,859
Permanent and other	(1,048)	141	(1,542)
Stock Option/RSU Deferred Only Adjustment	(1,716)	—	—
Uncertain tax positions	921	780	(3,290)
Foreign-derived intangible income	(1,162)	(1,939)	(2,935)
Loss of tax attributes	—	—	8,255
Provision for income taxes	$4,983	$5,442	$1,998

The Company is subject to a corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2024, 2023, and 2022, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provisions for income taxes for the years ended December 31, 2024, 2023 and 2022 includes $1.0 million, nil and $0.6 million of excess tax benefits, respectively, arising from share-based payments during the period.

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2024 and 2023 is as follows:

In thousands	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$166,405	$154,086
Stock-based compensation	12,451	9,929
Tax credits	2,421	2,409
Lease liability	1,837	1,971
Other reserves and accrued liabilities	8,808	7,916
Gross deferred tax assets	191,922	176,311
Less: valuation allowance	(187,562)	(171,793)
Total deferred tax assets	4,360	4,518
Deferred tax liabilities:
Depreciation and amortization	(2,985)	(3,050)
Lease asset	(1,375)	(1,468)
Total deferred tax liabilities	(4,360)	(4,518)
Net deferred tax assets	$—	$—

The Company assesses whether it is more-likely-than-not that the Company will realize its deferred tax assets. The Company determined that it was more likely than not that the net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

During 2024, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts expected to result in future income and deductions under local law, primarily as it relates to Irish net operating losses and deferred taxes for stock compensation. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets.

The Company has combined U.S. and non-U.S. net operating loss carryforwards of $1.0 billion, which do not expire. The total net operating loss carryforwards increased by approximately $75.6 million from the prior year primarily as a result of current year loss generated by the Company’s U.S. and non-U.S. subsidiaries, the impact of foreign exchange rate changes and adjustments to reconcile to the amount reported on the filed 2023 foreign tax returns. In addition, the Company has U.S. Federal tax credit carryforwards of $7.8 million and state tax credit carryforwards of $4.1 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire between 2025 and 2044, may be used to offset future taxable income, if any.

As of December 31, 2024, there are no earnings that have been retained indefinitely for reinvestment by foreign subsidiary; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings or the recovery of the Company’s investment in its subsidiaries as the amount of the related unrecognized deferred income tax liability is zero.

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

(11)
Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The Company recognized $2.2 million, $2.7 million and $1.7 million of related compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.

(12)
Revenue Recognition

The Company sells VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty retail pharmacy providers in the U.S. and Europe, or collectively, its distributors or its customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase VASCEPA. In addition to distribution agreements with distributors, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product.

Revenues from product sales are recognized when the distributor obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the distributor and in certain instances upon shipment. Payments from distributors are generally received 45 days from the date of sale. The Company evaluates the creditworthiness of each of its distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. The Company calculates gross product revenues generally based on the wholesale acquisition cost or list price that the Company charges its distributors for VASCEPA.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2024 and 2023:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2023	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	90,806	726,119	2,199	16,561	835,685
Provision related to prior period sales	(897)	(16,337)	(250)	106	(17,378)
Credits/payments made for current period sales	(71,972)	(593,584)	(1,744)	(14,658)	(681,958)
Credits/payments made for prior period sales	(43,729)	(109,258)	(1,219)	(2,163)	(156,369)
Balance as of December 31, 2023	18,834	143,033	7,732	1,902	171,501
Provision related to current period sales	81,262	751,254	1,914	12,019	846,449
Provision related to prior period sales	-	(2,111)	-	-	(2,111)
Credits/payments made for current period sales	(72,281)	(656,381)	(246)	(10,387)	(739,295)
Credits/payments made for prior period sales	(18,382)	(138,269)	(4,666)	(1,986)	(163,303)
Balance as of December 31, 2024	$9,433	$97,526	$4,734	$1,548	$113,241

Such net product revenue allowances and reserves are included within accrued expenses and other current liabilities within the consolidated balance sheets, with the exception of trade allowances and chargebacks, which are included within accounts receivable, net as discussed above.

Licensing Revenue

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain rights to VASCEPA for uses that are currently commercialized and under development by the Company. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in licensing and royalty revenues.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. During the three months ended June 30, 2024, the Company adjusted the measure of performance and recognized an additional $4.0 million of license revenue relating to Edding. Excluding this change in estimate, net loss per share basic and diluted for the year ended December 31, 2024 would have been $(0.21). During the three months ended June 30, 2023, the Company adjusted the measure of performance and recognized an additional $5.0 million and $5.3 million of license revenue relating to Edding and HLS Therapeutics Inc., or HLS, respectively. Excluding this change in estimate, net loss per share basic and diluted for the year ended December 31, 2023 would have been $(0.17). Refer to Note 13—Development, Commercialization and Supply Agreements for further details.

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

In January 2024, 2023 and 2022, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million, in each of such periods, to Mochida, which was recorded as research and development expense in the consolidated statement of operations.

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

During the second quarter of 2024, Edding received approval in China under the REDUCE-IT indication. The REDUCE-IT indication approval concludes the Company's support for regulatory activities and, as noted above, pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2024, resulting in a decrease of the previous performance period of two years. The effect of this change in estimate from the previously received upfront payment and prior year milestone payments was an increase of $4.0 million in licensing revenue and a related reduction in net loss by $4.0 million for the year ended December 31, 2024. In addition, the Company also recognized $15.0 million in the second quarter related to the REDUCE-IT indication approval milestone.

In thousands	Amount
Licensing revenue recognized during the year ended December 31, 2024 (1)	$19,426
Licensing revenue recognized during the year ended December 31, 2023 (1)	12,913
Licensing revenue recognized from contract inception through December 31, 2024	40,081
Licensing revenue recognized from contract inception through December 31, 2023	$20,655
(1)
Licensing revenue under the DCS Agreement is recognized concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation.

As of December 31, 2023, the remaining transaction price of $4.4 million is recorded in deferred revenue on the consolidated balance sheets. The Company fully recognized the transaction price as of June 30, 2024.

The Company recognized net product revenue of $16.0 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively, related to sales to Edding.

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

The Company received approval of VASCEPA under the MARINE and REDUCE-IT indications in the following countries:

Country	MARINE	REDUCE-IT	Launch Date
Lebanon	March 2018	August 2021	June 2018
United Arab Emirates	July 2018	October 2021	February 2019
Qatar	December 2019	April 2021	May 2022
Bahrain	April 2021	April 2022	September 2023
Kuwait	December 2021	March 2023	September 2023
Saudi Arabia	March 2022	June 2023	September 2023

The Company recognized net product revenue of $2.7 million and $3.4 million as of December 31, 2024 and 2023, respectively, related to sales to Biologix.

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

During the second quarter of 2023, the Company concluded support for regulatory activities and pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2023, resulting in a decrease of the previous performance period of eight years. The effect of this change in estimate was the remaining transaction price of $5.3 million being recognized in licensing revenue and a related reduction in net loss by $5.3 million in the year ended December 31, 2023 from the previously received upfront payment and prior year milestone payments.

During the December 31, 2023, the Company recognized $5.6 million as licensing revenue related to upfront and milestone payments received in connection with the HLS agreement. The Company fully recognized the transaction price as of June 30, 2023.

The Company recognized net product revenue of $4.7 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively, related to sales to HLS.

CSL Seqirus

In February 2023, the Company entered into an agreement with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VAZKEPA in Australia and New Zealand. The Company received an upfront payment of $0.5 million which was fully recognized during the first quarter of 2023. In October 2024, CSL obtained listing of VAZKEPA on the Pharmaceutical Benefits Scheme, or PBS, in Australia, as a result the Company received a non-refundable $1.2 million milestone payment. In addition to the upfront and milestone payment, the Company will be eligible to receive event-related milestone payments of approximately $6.0 million and additional product-related milestone payments of approximately $4.0 million. The Company will be responsible for supplying finished product to CSL Seqirus at a price that is the greater of (i) a fixed transfer price, or (ii) a fixed percentage of the net selling price, as defined in the CSL agreement.

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

The transaction price includes the $0.5 million upfront consideration as well as the $1.2 million milestone payment received related to the listing of VAZKEPA on the PBS in Australia. Any consideration related to event-based or product-based milestones will be recognized when the related milestone events occur and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the year ended December 31, 2024, the Company recognized $1.2 million as licensing revenue related to the listing of VAZKEPA on the PBS in Australia. During the year ended December 31, 2023, the Company recognized $0.5 million as licensing revenue related to the upfront payment received in connection with the CSL agreement.

The Company recognized net product revenue of $0.8 million for the year ended December 31, 2024 related to sales to CSL (none in 2023).

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

The following table presents changes in the balances of the Company’s contract assets and liabilities for years ended December 31, 2024 and 2023:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2024:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (1)	$4,850	$—	$(4,850)	$—

Year ended December 31, 2023:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (2)	$15,346	$8,090	$(18,586)	$4,850

(1)
The approximately $4.9 million reduction consists primarily of recognition of $4.0 million relating to the change in estimate for Edding during the three months ended June 30, 2024.
(2)
The approximately $18.5 million reduction consists of recognition of $5.0 million and $5.3 million relating to the change in estimate for Edding and HLS, respectively, as well as recognizing, based on the revised timeline, $3.9 million for the MARINE indication approval in China achieved during the three months ended June 30, 2023 and $2.5 million for the CTA submission with respect to the REDUCE-IT indication in China during the three months ended December 31, 2023.

During the years ended December 31, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Twelve Months Ended December 31,
Revenue recognized in the period from:	2024	2023
Amounts included in contract liability at the beginning of the period	$1,180	$1,892
Performance obligations satisfied in previous periods	$3,670	$16,182

(14)
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

In addition to the real estate leases, the Company continually enters into leases agreements for various vehicles with terms ranging from month-to-month up to 36 months.

The operating lease liability is $9.7 million and $10.6 million and the operating lease right-of-use asset is $7.6 million and $8.3 million, as of December 31, 2024 and 2023, respectively.

The lease expense for the years ended December 31, 2024, 2023 and 2022 is approximately $2.9 million, $3.2 million and $2.8 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of December 31, 2024:

Undiscounted lease payments ($000s)
2025	$2,942
2026	2,563
2027	1,965
2028	1,978
2029	2,011
2030 and thereafter	1,262
Total undiscounted payments	$12,721
Discount Adjustments	$(3,047)
Current operating lease liability	1,951
Long-term operating lease liability	$7,723

Lessor

The Company classifies contractual lease arrangements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842. For sales-type leases, the Company derecognizes the leased asset and recognizes the lease investment on the balance sheet.

On January 20, 2023, the Company entered into a sublease agreement for 50,000 square feet of the 67,747 square foot New Jersey Lease and included within the sublease are furniture, fixtures and equipment, collectively the Sublease. The Sublease commenced on February 1, 2023, or the Sublease Commencement Date, for a 7.5-year period. Under the Sublease, the Company will be paid monthly rent of approximately $0.1 million for the first year following the Sublease Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Sublease Commencement Date. In addition, Amarin will provide certain abatements subject to the limitations in the Lease.

The components of lease income are as follows:

	For the Year Ended December 31,
	2024	2023
Interest income from sales-type leases	$62	$61
Operating lease income	995	912
Loss recognized at commencement date of sales type lease	—	(61)
Total	$1,057	$912

Future minimum sales type lease and operating lease receivables as of December 31, 2024 are as follows:

	Sales-Type Leases	Operating Leases
2025	$119	$1,029
2026	122	1,051
2027	125	1,073
2028	127	1,096
2029	130	1,118
2030 and thereafter	88	759
Total	$711	$6,126