Form 10-Q
period 2025-03-31
AMARIN CORP PLC\UK
filed 2025-05-07
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-21392

Amarin Corporation plc

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8th Floor, One Central Plaza, Dame Street	Dublin 2, Co. Dublin, D02 K7K5, Ireland
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +353 (0) 1 6699 020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
American Depositary Shares (ADS(s)), each ADS representing the right to receive twenty (20) Ordinary Shares of Amarin Corporation plc	AMRN	Nasdaq Stock Market LLC

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

414,140,237 Ordinary Shares, 50 pence par value per share, were outstanding as of April 30, 2025, including 20,269,174 Ordinary Shares held as American Depositary Shares (ADSs), each representing 20 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$119,524	$121,038
Restricted cash	300	300
Short-term investments	162,263	173,182
Accounts receivable, net	106,734	122,279
Inventory	159,490	166,048
Prepaid and other current assets	24,750	12,552
Total current assets	573,061	595,399
Property, plant and equipment, net	15	16
Long-term inventory	57,404	64,740
Operating lease right-of-use asset	8,363	7,592
Other long-term assets	1,174	1,213
Intangible asset, net	15,660	16,389
TOTAL ASSETS	$655,677	$685,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,661	$40,366
Accrued expenses and other current liabilities	116,747	139,583
Total current liabilities	162,408	179,949
Long-Term Liabilities:
Long-term operating lease liability	7,940	7,723
Other long-term liabilities	11,642	11,501
Total liabilities	181,990	199,173
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £0.50 par value per share, unlimited authorized; 426,842,579 shares issued, 414,365,189 shares outstanding as of March 31, 2025; 422,256,900 shares issued, 411,584,851 shares outstanding as of December 31, 2024	308,152	305,298
Additional paid-in capital	1,916,223	1,914,750
Treasury stock; 12,477,390 shares as of March 31, 2025; 10,672,049 shares as of December 31, 2024	(66,445)	(65,326)
Accumulated deficit	(1,684,243)	(1,668,546)
Total stockholders’ equity	473,687	486,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$655,677	$685,349

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Product revenue, net	$41,035	$55,156
Licensing and royalty revenue	982	1,363
Total revenue, net	42,017	56,519
Less: Cost of goods sold	16,887	24,615
Gross margin	25,130	31,904
Operating expenses:
Selling, general and administrative	36,573	39,889
Research and development	5,312	5,598
Total operating expenses	41,885	45,487
Operating loss	(16,755)	(13,583)
Interest income, net	2,872	3,383
Other income, net	253	1,545
Loss from operations before taxes	(13,630)	(8,655)
Provision for income taxes	(2,067)	(1,298)
Net loss	$(15,697)	$(9,953)
Loss per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
Weighted average shares:
Basic	413,422	410,146
Diluted	413,422	410,146

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2024	422,256,900	(10,672,049)	305,298	1,914,750	(65,326)	(1,668,546)	486,176
Vesting of restricted stock units	4,585,679	(1,805,341)	2,854	(2,854)	(1,119)	—	(1,119)
Stock-based compensation	—	—	—	4,327	—	—	4,327
Loss for the period	—	—	—	—	—	(15,697)	(15,697)
March 31, 2025	426,842,579	(12,477,390)	308,152	1,916,223	(66,445)	(1,684,243)	473,687

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2023	418,141,295	(9,317,202)	$302,756	$1,899,456	$(63,752)	$(1,586,363)	$552,097
Exercise of stock options	9,500	—	6	4	—	—	10
Vesting of restricted stock units	3,119,637	(1,217,450)	1,980	(1,980)	(1,436)	—	(1,436)
Stock-based compensation	—	—	—	5,218	—	—	5,218
Loss for the period	—	—	—	—	—	(9,953)	(9,953)
March 31, 2024	421,270,432	(10,534,652)	$304,742	$1,902,698	$(65,188)	$(1,596,316)	$545,936

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,697)	$(9,953)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1	33
Accretion of investments	(1,216)	(1,547)
Stock-based compensation	4,327	5,218
Amortization of intangible asset	729	729
Changes in assets and liabilities:
Accounts receivable, net	15,545	17,757
Inventory	13,894	6,726
Prepaid and other current assets	(12,577)	3,476
Other long-term assets	39	36
Interest receivable	450	—
Deferred revenue	—	(401)
Accounts payable and other current liabilities	(17,541)	(34,896)
Other long-term liabilities	(413)	221
Net cash used in operating activities	(12,459)	(12,601)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	55,000	62,000
Purchases of securities	(42,936)	(33,281)
Net cash provided by investing activities	12,064	28,719
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	10
Taxes paid related to stock-based awards	(1,119)	(1,436)
Net cash used in financing activities	(1,119)	(1,426)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,514)	14,692
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	121,338	199,777
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$119,824	$214,469
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$22	$29
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$1,837	$81

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	–	June 2024
Strides Pharma (1)	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc. (2)	December 2023	April 2024	April 2024
Qilu Pharmaceutical Co Ltd	November 2024	–	–
Spriaso LLC	December 2024	–	–

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the Form 10-K, filed with the SEC. The balance sheet amounts in this report were derived from the Company’s audited consolidated financial statements included in the Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Effective as of April 11, 2025, the Company implemented an adjustment to the ratio of its American Depository Shares, or ADSs, to Ordinary Shares from one ADS representing one Ordinary Share to one ADS representing 20 Ordinary Shares, or the ADS Ratio Change. The ADS Ratio Change does not change the Ordinary Shares outstanding. Holders of fractional ADSs resulting from the ADS Ratio Change were to receive a cash payment in lieu of such fractional ADSs. The rate for the cash payment was to be set when the depositary bank aggregated the fractional ADSs and sold them in one or more market trades. All references to ADSs in the accompanying financial statements and notes to the financial statements give retroactive effect to the per-share and share amounts for the ADS Ratio Change for all periods presented herein, unless otherwise specified. In addition, the exercise prices and the numbers of ADSs issuable upon the exercise of any outstanding options or restricted stock units were proportionately adjusted.

At March 31, 2025, the Company had total assets of $655.7 million, of which $281.8 million consisted of cash and short-term investments. More specifically, the Company had current assets of $573.1 million, including cash and cash equivalents of $119.5 million, short-term investments of $162.3 million, accounts receivable, net, of $106.7 million and current inventory of $159.5 million. In addition, as of March 31, 2025, the Company had long-term inventory of $57.4 million. As of March 31, 2025, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2025 and December 31, 2024:

In thousands	March 31, 2025	December 31, 2024
Gross trade accounts receivable	$118,677	$133,072
Trade allowances	(10,517)	(9,433)
Chargebacks	(1,426)	(1,360)
Accounts receivable, net	$106,734	$122,279

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

Excess tax benefits and deficiencies that arise upon vesting or exercise of stock-based payments are recognized as an income tax benefit and expense, respectively, in the condensed consolidated statement of operations. Excess income tax benefits are classified as cash flows from operating activities and cash paid to taxing authorities arising from the withholding of Ordinary Shares from employees are classified as cash flows from financing activities.

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of Ordinary Shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average number of Ordinary Shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive Ordinary Shares, such as from the exercise of stock options and vesting of restricted stock units calculated using the treasury stock method. In periods with reported net operating losses, all stock options and restricted stock units outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The calculation of net loss and the number of Ordinary Shares and ADSs used to compute basic and diluted net loss per Ordinary Share and ADS for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
In thousands	2025	2024
Net loss—basic and diluted	$(15,697)	$(9,953)
Weighted average Ordinary Shares outstanding—basic and diluted	413,422	410,146
Loss per Ordinary Share—basic and diluted	$(0.04)	$(0.02)

Weighted average ADS outstanding—basic and diluted	20,671	20,507
Loss per ADS—basic and diluted	$(0.76)	$(0.49)

For the three months ended March 31, 2025 and 2024, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended March 31,
In thousands of Ordinary Shares	2025	2024
Stock options	30,373	29,492
Restricted stock and restricted stock units	19,716	14,828

Stock options are anti-dilutive during periods of net earnings when the exercise price of the stock options exceeds the market price of the underlying securities on the last day of the reporting period. Restricted stock and restricted stock units are anti-dilutive during periods of net earnings when underlying performance-based vesting requirements were not achieved as of the last day of the reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term investments in financial institutions believed to be of high credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 33%, 29%, and 29%, respectively, of gross product sales for the three months ended March 31, 2025, and represented 36%, 23%, and 21%, respectively, of the gross accounts receivable balance as of March 31, 2025. Customers A, B, and C accounted for 28%, 35%, and 29%, respectively, of gross product sales for the three months ended March 31, 2024 and represented 37%, 31%, and 22%, respectively, of the gross accounts receivable balance as of March 31, 2024. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$162,337	$162,337	$—	$—
Money Market Fund	82,132	82,132	—	—
Repo Securities	5,000	—	5,000	—
Total	$249,469	$244,469	$5,000	$-

	December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$174,722	$174,722	$—	$—
Money Market Fund	67,456	67,456	—	—
Repo Securities	5,000	—	5,000	—
Total	$247,178	$242,178	$5,000	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses, which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the three months ended March 31, 2025 and 2024 was a gain of $0.1 million and a loss of less than $0.1 million, respectively. Interest on investments is reported in interest income in our condensed consolidated statement of operations. Interest receivable in investment securities is reported in prepaid and other current assets in our condensed consolidated balance sheet.

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

The table below is a summary of the reportable segment loss, including significant reportable segment expenses:

	For the Three Months Ended March 31,
In thousands	2025	2024
US product revenue, net	$35,661	$48,114
Europe product revenue, net	5,392	1,865
RoW product revenue, net	(18)	5,177
Total product revenue, net	41,035	55,156
Licensing and royalty revenue	982	1,363
Total revenue, net	42,017	56,519
Less: Cost of goods sold	16,887	24,615
Gross margin	25,130	31,904
Operating expenses:
Selling	7,384	10,250
General and administrative	8,648	9,415
Research and development	2,042	2,217
Payroll and payroll related expense	19,484	18,387
Non-cash stock-based compensation expense	4,327	5,218
Total operating expenses	41,885	45,487
Operating loss	(16,755)	(13,583)
Interest income, net	2,872	3,383
Other income, net	253	1,545
Loss from operations before taxes	(13,630)	(8,655)
Provision for income taxes	(2,067)	(1,298)
Segment & consolidated net loss	$(15,697)	$(9,953)

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This change is effective for annual periods beginning after December 15, 2024. The Company expects adoption of this ASU will result in additional disclosures in line with the requirements of ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the Company’s consolidated financial statements.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of March 31, 2025, the intangible assets have an estimated weighted-average remaining useful life of 5.9 years. The carrying value as of March 31, 2025 and December 31, 2024 is as follows:

In thousands	March 31, 2025	December 31, 2024
Technology rights	$33,188	$33,188
Accumulated amortization	(17,528)	(16,799)
Intangible asset, net	$15,660	$16,389

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of March 31, 2025 and December 31, 2024 consist of the following:

In thousands	March 31, 2025	December 31, 2024
Raw materials	$83,236	$91,421
Work in process	29,513	30,482
Finished goods	104,145	108,885
Total inventory [1]	$216,894	$230,788

(1) Total inventory consists of both current inventory and long-term inventory. During the three months ended March 31, 2024, approximately $1.5 million of inventory were expensed through cost of goods sold for product dating inventory.

As of March 31, 2025 and December 31, 2024, the Company had $57.4 million and $64.7 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle of 12 months.

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

Such antitrust litigation and antitrust investigations, can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company believes it has valid defenses and will vigorously defend against the claims, but cannot predict when these matters will be resolved, their outcome or their potential loss exposure or impact on the Company’s business. If it is determined that Amarin has violated antitrust law, the Company could be subject to significant civil fines and penalties.

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

On October 21, 2021, a purported investor in the Company’s publicly traded securities filed a putative class action lawsuit against the Company, the former chief executive officer and the former chief financial officer in the U.S. District Court for the District of New Jersey, Vincent Dang v. Amarin Corporation plc, John F. Thero and Michael W. Kalb, No. 1:21-cv-19212 (D.N.J. Oct. 21, 2021). A subsequent case, Dorfman v. Amarin Corporation plc, et al., No. 3:21-cv-19911 (D.N.J. filed Nov. 10, 2021), was filed in November 2021. In December 2021, several Amarin shareholders moved to consolidate the cases and appoint a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. The complaints in these actions are nearly identical and allege that the Company misled investors by allegedly downplaying the risk associated with the Company’s patent litigation related to its Abbreviated New Drug Application, or ANDA, that sought U.S. FDA approval for the sale of generic versions of icosapent ethyl, or

ANDA litigation, and the risk that certain of the Company’s patents related to the MARINE indication would be invalidated. Based on these allegations, plaintiffs allege that they purchased securities at an inflated share price and brought claims under the Securities and Exchange Act of 1934 seeking unspecified monetary damages and attorneys’ fees and costs. In October 2022, the court consolidated the cases and appointed a lead plaintiff for the putative class. On January 13, 2023, lead plaintiff filed an amended complaint that also named the former general counsel, and again alleged that the Company made false statements regarding the ANDA litigation as well as about the REDUCE-IT indication and VASCEPA’s financial prospects resulting from REDUCE-IT. All defendants have moved to dismiss the amended complaint and on September 25, 2024, the New Jersey District Court granted the Company’s motion to dismiss for all counts, without prejudice, permitting the Plaintiffs 30 days to amend and refile their lawsuit. On October 24, 2024, the court subsequently granted the Plaintiffs request for an additional 30 days to amend and refile the complaint. On November 6, 2024, the Plaintiffs advised the court that they would not refile their complaint, closing the case.

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the U.S. in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss the Company's lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court, finding that the Company's allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024, which was denied on October 17, 2024. On February 14, 2025, Hikma filed a Petition for a Writ of Certiorari with the Supreme Court of the United States seeking review of the Federal Circuit decision reversing the district court. The infringement case continues to proceed within the district court during the pendency of the Petition.

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of his employment agreement, Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the U.S. District Court for the District of New Jersey (Civ. No. 3:23-cv-01856). On June 30, 2023, all defendants moved to dismiss this case without prejudice due to lack of jurisdiction. On March 4, 2024, the District Court granted the motion in part and denied the motion in part, permitting the parties to pursue limited discovery on the issue of personal jurisdiction. On March 20, 2025, the Company filed a new Motion to Dismiss for failure of plaintiff to state a claim. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company. As of the date of filing of this Quarterly Report, the Company has a total of approximately $61.2 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. In addition, the Company has total obligations of $152.8 million contingent on either certain suppliers obtaining regulatory approval in Europe or obtaining pricing reimbursement in certain European countries.

Also, under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.5 million as of March 31, 2025) for the potential market approval.

The Company has no provision for any of these obligations since the amounts are either not paid or payable as of March 31, 2025.

(6) Equity

ADSs

On March 12, 2025, the Company announced its intent to effect the ADS Ratio Change on its ADSs from one ADS representing one Ordinary Share, to the new ratio of one ADS representing 20 Ordinary Shares. The effective date of the ADS Ratio Change was April 11, 2025.

During the three months ended March 31, 2025 and 2024, except as described above, the Company did not engage in any transactions involving its Ordinary Shares. Refer to Incentive Equity Awards below for discussions of Ordinary Shares issued as a result of stock option exercises and vesting of restricted stock units, or RSUs.

Incentive Equity Awards

The following table summarizes the aggregate number of stock options and RSUs outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, as of March 31, 2025:

March 31, 2025
Outstanding stock options	30,373,266
% of outstanding on a fully-diluted basis	7%
Outstanding RSUs	19,716,149
% of outstanding on a fully-diluted basis	5%

The following table represents equity awards activity during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Ordinary Shares issued for stock option exercises	—	9,500
Gross and net proceeds from stock option exercises	$—	$10,260
Ordinary Shares issued in settlement of vested RSUs	4,328,179	2,651,407
Ordinary Shares retained for settlement of employee tax obligations ─ RSUs	1,687,443	990,070
Ordinary Shares issued in settlement of vested Performance-based RSUs (1)	257,500	468,230
Ordinary Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	117,898	227,380
(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions during the year.

In January 2025, the Company granted a total of 10,646,844 RSUs and 3,313,059 stock options to employees under the 2020 Plan. The RSUs and stock options vest 50% on both January 1, 2026 and July 1, 2026, respectively.

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

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, Medicare, other government agencies and various private organizations, or collectively, Third-party Payors, so that VASCEPA will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. We have withdrawn from the Medicaid Drug Rebate program and the 340B drug pricing program effective October 1, 2024. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s distributors and (iv) information obtained from other third parties regarding the payor mix for VASCEPA. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2025 and 2024:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2024	$9,433	$97,526	$4,734	$1,548	$113,241
Provision related to current period sales	16,627	164,873	378	4,131	186,009
Provision related to prior period sales	—	(445)	—	—	(445)
Credits/payments made for current period sales	(6,461)	(88,769)	(50)	(2,920)	(98,200)
Credits/payments made for prior period sales	(9,082)	(93,205)	(1,276)	(1,645)	(105,208)
Balance as of March 31, 2025	$10,517	$79,980	$3,786	$1,114	$95,397

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2023	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	22,313	162,858	532	5,008	190,711
Provision related to prior period sales	—	(5,589)	—	107	(5,482)
Credits/payments made for current period sales	(11,534)	(105,542)	—	(3,925)	(121,001)
Credits/payments made for prior period sales	(36,485)	(51,460)	(577)	(839)	(89,361)
Balance as of March 31, 2024	$18,920	$136,360	$8,701	$2,407	$166,388

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

In February 2025 and January 2024, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million in each of such periods to Mochida, which was recorded as research and development expense in the condensed consolidated statement of operations.

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

In addition to the non-refundable upfront and regulatory milestone payments described above, the Company is entitled to receive tiered double-digit percentage royalties on net sales of VASCEPA in the China Territory escalating to the high teens. The achievement of sales-based milestone events occur when annual aggregate net sales of VASCEPA in the China Territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million, for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

The Company fully recognized the transaction price as of June 30, 2024.

In thousands	Amount
Licensing revenue recognized during the three months ended March 31, 2025 (1)	$—
Licensing revenue recognized during the three months ended March 31, 2024 (1)	376
Licensing revenue recognized from contract inception through both March 31, 2025 and December 31, 2024	$40,081
(1)
Licensing revenue under the DCS Agreement is recognized concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation.

The Company recognized net product revenue of nil and $3.4 million for the three months ended March 31, 2025 and 2024, respectively, related to sales to Edding.

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

The Company recognized less than $0.1 million of net product revenue for the three months ended March 31, 2025 and nil for the three months ended March 31, 2024 related to sales to Biologix.

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

In addition to the non-refundable upfront and regulatory milestone payments just described, the Company is entitled to receive certain sales-based milestone payments of up to an additional $50.0 million, as well as tiered double-digit royalties on net sales of VASCEPA in Canada. None of the other clinical or regulatory milestones has been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur and therefore have also been excluded from the transaction price.

The Company fully recognized the transaction price as of June 30, 2023.

The Company recognized net product revenue of nil and $1.9 million for the three months ended March 31, 2025 and 2024, respectively, related to sales to HLS.

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

The transaction price includes the $0.5 million upfront consideration as well as the $1.2 million milestone payment received related to the listing of VAZKEPA on the PBS in Australia.. Any consideration related to event-based or product-based milestones will be recognized when the related milestone events occur and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company did not recognize any licensing revenue in connection with the CSL agreement during the three months ended March 31, 2025 and 2024.

The Company did not recognize net product revenue related to sales to CSL during the three months ended March 31, 2025 and 2024.

The following table presents changes in the balances of the Company’s contract assets and liabilities during the three months ended March 31, 2025 and 2024:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2025:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$—	$—	$—	$—

Three months ended March 31, 2024:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$4,850	$—	$(401)	$4,449

During the three months ended March 31, 2025 and 2024, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Three months ended March 31,
Revenue recognized in the period from:	2025	2024
Amounts included in contract liability at the beginning of the period	$—	$401

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

On September 13, 2022, the Company entered into a lease agreement for office space in Dublin, Ireland, or the Dublin Lease. The Dublin Lease commenced on October 1, 2022, or the Dublin Commencement Date, for a two-year period. Under the Dublin Lease, the Company paid annual rent of approximately $0.4 million during the duration of the lease term, which ended on September 30, 2024.

On April 26, 2024, the Company entered into a lease agreement for new office space in Dublin, Ireland, or the Subsequent Dublin Lease. The Subsequent Dublin Lease commenced on September 1, 2024, or the Subsequent Dublin Commencement Date, for a two-year period. Under the Subsequent Dublin Lease, the Company paid annual rent of approximately $0.5 million during the duration of the lease term, which was terminated effective on February 28, 2025.

On February 11, 2025, the Company entered into an amended lease agreement, which amended the Subsequent Dublin Lease, for additional office space in Dublin, Ireland, or the Amended Subsequent Dublin Lease. The Amended Subsequent Dublin Lease commenced on March 1, 2025, or the Amended Subsequent Dublin Commencement Date, for a two-year period. Under the Amended Subsequent Dublin Lease, the Company will pay annual rent of approximately $0.9 million during the duration of the lease term.

In addition to the real estate leases, the Company continually enters into lease agreements for various vehicles with terms ranging from month-to-month up to 36 months.

The total operating lease liability is $10.3 million and $9.7 million and the total operating lease right-of-use asset is $8.4 million and $7.6 million, as of March 31, 2025 and December 31, 2024, respectively.

The lease expense for the three months ended March 31, 2025 and 2024 is approximately $0.8 million and $0.9 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of March 31, 2025:

In thousands	Undiscounted lease payments
Remainder of 2025	$2,605
2026	3,289
2027	2,129
2028	1,978
2029	2,011
2030 and thereafter	1,262
Total undiscounted payments	$13,274
Discount Adjustments	$(2,934)
Current operating lease liability	$2,400
Long-term operating lease liability	$7,940

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

The components of lease income are as follows:

	For the Three Months Ended March 31,
In thousands	2025	2024
Interest income from sales-type leases	$15	$16
Operating lease income	249	249
Total	$264	$265

Future minimum sales-type lease and operating lease receivables as of March 31, 2025 are as follows:

In thousands	Sales-Type Leases	Operating Leases
Remainder of 2025	$90	$773
2026	122	1,051
2027	125	1,073
2028	127	1,096
2029	130	1,118
2030 and thereafter	88	759
Total	$682	$5,870

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or our Annual Report, and under Part II, Item IA, “Risk Factors” of this Quarterly Report.

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication and we commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk. On June 1, 2023, we announced that regulatory approval from the National Medical Products Administration, or NMPA, for VASCEPA in Mainland China was received by our partner, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, for the MARINE indication and on June 28, 2024 for the REDUCE-IT indication. Through the date of this Quarterly Report, we have received regulatory approval for VASCEPA under the REDUCE-IT indication in 49 countries, including the U.S. and 27 EU Member States.

VASCEPA is currently available by prescription in the U.S. and certain other countries throughout the world, as described below. We are responsible for the supply of VASCEPA to all markets in which the branded product is sold, either to and through our collaborations with third-party companies or by us. We are not responsible for providing any generic company with drug product. Geographies outside the U.S. in which VASCEPA is sold and under regulatory review are not subject to the U.S. patent litigation and judgment described below and no similar litigation is pending outside of the U.S.

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	N/A
Zydus Lifesciences	April 2023	–	June 2024
Strides Pharma (1)	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	N/A
Ascent Pharmaceuticals, Inc. (2)	December 2023	April 2024	April 2024
Qilu Pharmaceutical Co Ltd	November 2024	–	–
Spriaso LLC	December 2024	–	–

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

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	–	March 2022	March 2022	March 2022
Finland	–	October 2022	December 2022	December 2022
England/Wales	–	July 2022	October 2022	October 2022
Spain	–	July 2023	September 2023	September 2023
Netherlands	–	August 2023	September 2023	September 2023
Scotland	–	August 2023	August 2023	September 2023
Greece (1)	–	May 2024	June 2024	June 2024
Portugal	–	August 2024	August 2024	September 2024
Italy	–	December 2024	December 2024	January 2025
Austria	September 2022	February 2025	September 2022	–
Denmark	June 2022	–	June 2022	–

(1) Vianex S.A will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

In addition, we received regulatory approval in Switzerland by the Swiss Agency for Therapeutic Products, or Swissmedic. VAZKEPA has been made available under individual reimbursement since January 2023.

We continue to advance our pricing and reimbursement activities to drive access in remaining geographies, including those where progress has been delayed. We are leveraging third-party relationships for various support activities and are implementing an impactful and cost-effective hybrid commercial model balancing optimally digital and face-to-face approaches to drive greater impact and improved cost efficiency, which is or will be utilized throughout Europe as commercial operations launch.

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

Rest of World

One of our core areas of focus is continuing to work on generating revenue from our partnerships in key international markets. We and our partners have obtained varying levels of indication approvals and commercial launches in the respective territories. Through the date of this Quarterly Report, we have filed for regulatory review in 22 countries and regions and have received approval in 15 countries and regions outside of the U.S. and EMA regulatory approval authority. We have agreements in place with the following partners within the respective territories:

Partner	Agreement Date	Country	MARINE Approval	REDUCE-IT Approval	Launch Date
Edding (1) "China Territory"	February 2015	Mainland China	June 2023	June 2024	October 2023
		Hong Kong	–	February 2023	May 2024
Biologix FZCo "Biologix"(2) "MENA"	March 2016	Lebanon	March 2018	August 2021	June 2018
		United Arab Emirates	July 2018	October 2021	February 2019
		Bahrain	December 2019	April 2021	May 2022
		Qatar	April 2021	April 2022	September 2023
		Kuwait	December 2021	March 2023	September 2023
		Saudi Arabia	March 2022	June 2023	September 2023
HLS Therapeutics Inc. "HLS"	September 2017	Canada	–	December 2019	February 2020
CSL Seqirus "CSL"	February 2023	Australia	–	October 2024	October 2024
		New Zealand	–	January 2023	–

Neopharm (Israel) 1996 Ltd. "Neopharm"(3) "Israel"	August 2023	Israel	–	March 2023	May 2024

(1) - VASCEPA is under registration in Macau and Taiwan in the China Territory with Edding.

(2) - VASCEPA is under registration in additional countries in the MENA region with Biologix.

(3) - VASCEPA is under registration in additional countries in the Israel territory with Neopharm. Revenue earned from sales of VASECPA within the Israel territory are recorded within European revenue.

In addition to the above partnerships, the Company partnered with Lotus Pharmaceuticals, or Lotus, in July 2023 to commercialize and distribute VAZKEPA in South Korea and nine other countries in Southeast Asia, or collectively ASEAN.

The Company will be responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies outside of the U.S. and Europe with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Research and Development

Since its inception in 2011, the REDUCE-IT cardiovascular outcomes study of VASCEPA has been the centerpiece of our research and development as well as the study of the mechanism of action of the single active ingredient in VASCEPA, icosapent ethyl, or IPE. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for VASCEPA in the U.S. and continue to pursue approval for VASCEPA around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study.

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 50 clinical treatment guidelines, consensus statements or scientific statements from global medical societies or journals have recognized the use of icosapent ethyl, or IPE, in appropriate at-risk patients for CV risk reductions, including those statements which we were informed of by our global partners in Canada, China, Southeast Asia, Australia, and the Middle East as well as guidelines which were newly received during the first quarter of 2025 as listed below:

•
In January 2025, the American Diabetes Association, or ADA, updated their recommendations for risk management in patients with cardiovascular disease in their Standards of Care in Diabetes. The following information was included regarding IPE:
o
In individuals with ASCVD or other cardiovascular risk factors on a statin with managed LDL cholesterol but elevated triglycerides (150–499 mg/dL [1.7–5.6 mmol/L]), the addition of icosapent ethyl can be considered to reduce cardiovascular risk
•
In February 2025, the American Association of Clinical Endocrinology, or AACE, issued a focused update of the 2017 AACE Guidelines for Management of Dyslipidemia and Prevention of Cardiovascular Disease and provided evidence-based recommendations for the pharmacologic management of adults with dyslipidemia by clinicians and their care teams. The following recommendations were included for patients with CVD or at increased risk for ASCVD:
o
In adults with hypertriglyceridemia (150-499 mg/dL) who have cardiovascular disease or who are at increased risk for ASCVD, AACE suggests for the use of EPA (IPE) in addition to statins.
o
In adults with hypertriglyceridemia (150-499 mg/dL) who have cardiovascular disease or are at increased risk for cardiovascular disease, AACE suggests against the use of EPA plus DHA in addition to statin therapy.
o
In adults with hypertriglyceridemia (150-499 mg/dL) who have ASCVD or are at increased risk for ASCVD, AACE recommends against the use of niacin in addition to usual care.
•
In April of 2025, the National Heart Foundation of Australia & Cardiac Society of Australia and New Zealand issued a clinical guideline for diagnosing and managing acute coronary syndromes, or ACS. The following information was included regarding IPE as a practice point within the Post-ACS Pharmacotherapy section under lipid modifying therapies:
o
In people with ACS with triglyceride levels of 1.5–5.6 mmol/L and LDL-C 1.0–2.6 mmol/L despite statin therapy, consider adding icosapent ethyl [549]. Note that the current PBS eligibility criteria for icosapent ethyl is a triglyceride level of 1.7 mmol/L.

In March 2025, at the American College of Cardiology, or ACC, Scientific Sessions, we supported two posters, one looking at the antioxidant and anti-inflammatory effects of EPA in combination with a GLP-1 agonist on endothelial cells, and another looking at the antioxidant effects of EPA on Lp(a) as compared to small, dense, LDL and TG rich lipoprotein.

In the first three months of 2025, we and global medical and scientific collaborators supported seven publications inclusive of accepted abstracts, posters, and manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of March 31, 2025, we had inventory of $216.9 million, of which 52% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

Financial Operations Overview

Product revenue, net. All of our product revenue is derived from product sales of 1-gram and 0.5-gram size capsules of VASCEPA, net of allowances, discounts, incentives, rebates, chargebacks and returns. In the U.S., VASCEPA is sold to three major wholesalers, several regional wholesalers along with mail order pharmacy providers that in turn resell the product to retail pharmacies, as well as directly to select regional retail pharmacy chains, or collectively, our distributors or our customers. Most of these customers resell VASCEPA to retail pharmacies for purposes of dispensing VASCEPA to patients. Revenues from VASCEPA sales are recognized upon delivery to the distributor or customer. Timing of shipments to wholesalers, as used for revenue recognition, and timing of prescriptions as estimated by third-party sources such as Symphony Health may differ from period to period. Our product revenue, net included adjustment for co-pay mitigation rebates provided by us to commercially insured patients in the U.S.

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

Licensing and royalty revenue. Licensing and royalty revenue currently consists of revenue attributable to receipt of upfront, non-refundable payments, milestone payments and sales-based payments related to license and distribution agreements for VASCEPA outside the U.S. We recognize revenue from licensing arrangements as we fulfill the performance obligations under each of the agreements. As part of our licensing agreements with certain territories outside of the U.S., we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

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

Provision for income taxes. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for 2025 and 2024 are not more likely than not to be realized.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and March 31, 2024

Total revenue, net. We recorded total revenue, net, of $42.0 million and $56.5 million during the three months ended March 31, 2025 and 2024, respectively, a decrease of $14.5 million, or 26%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S.. In addition to the U.S., during the three months ending March 31, 2025, we also sold VASCEPA by prescription in certain countries in Europe as well as certain countries outside of the U.S. and Europe, such as China and Canada, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $12.5 million decrease in U.S. net product revenue and a $1.7 million decrease in net product revenue outside of the U.S., as well as a $0.4 million decrease in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $41.0 million and $55.2 million during the three months ended March 31, 2025 and 2024, respectively, a decrease of $14.1 million, or 26%. This decrease was due primarily to a 26% decrease in VASCEPA sales in the U.S..

We recorded U.S. product revenue, net, of $35.7 million and $48.1 million during the three months ended March 31, 2025 and 2024, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market as well as a decrease in volume primarily related to the loss of a large national pharmacy benefit manager, or PBM, going from exclusive to no longer covering VASCEPA effective July 1, 2024.

The overall icosapent ethyl market in the U.S., based on prescription levels reported by Symphony Health, increased for the three months ended March 31, 2025 by 3% as compared to the three months ended March 31, 2024. Our share of the icosapent ethyl market has decreased to approximately 42% in the three months ended March 31, 2025 compared to approximately 56% in the three months ended March 31, 2024. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 24% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

In Europe, we recorded product revenue, net, of $5.4 million and $1.9 million during the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, we recorded nominal product revenue, net, from our collaboration partners compared to $5.2 million during the three months ended March 31, 2024.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2025, we will continue to focus on getting VASCEPA to as many patients as possible by continuing to advance our pricing and reimbursement and licensing activities to drive access in remaining geographies as well as being the market leader in the U.S.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended March 31, 2025 and 2024 was $1.0 million and $1.4 million, respectively, a decrease of $0.4 million, or 28%. Licensing and royalty revenue has decreased primarily due to recognition of previously achieved milestone payments from Edding in the prior year.

As part of our licensing agreements with certain territories outside of the U.S., we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized as earned based on revenue recognized by our current partners.

Licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and select partner sales within respective territories.

Cost of goods sold. Cost of goods sold during the three months ended March 31, 2025 and 2024 was $16.9 million and $24.6 million, respectively, a decrease of $7.7 million, or 31%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2025 and 2024 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended March 31, 2025 and 2024 was 59% and 55%, respectively. The increase in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2025 and 2024 was $36.6 million and $39.9 million, respectively, a decrease of $3.3 million, or 8%. Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 are summarized in the table below:

	Three months ended March 31,
In thousands	2025	2024
Selling expense (1)	$16,921	$20,395
General and administrative expense (2)	16,124	15,282
Non-cash stock-based compensation expense (3)	3,528	4,212
Total selling, general and administrative expense	$36,573	$39,889

(1)
Selling expense for the three months ended March 31, 2025 and 2024 was $16.9 million and $20.4 million, respectively, a decrease of $3.5 million, or 17%. This decrease is primarily due to a reduction in costs associated with decreased promotional and marketing initiatives as well as other cost optimization initiatives.
(2)
General and administrative expense for the three months ended March 31, 2025 and 2024 was $16.1 million and $15.3 million, respectively, an increase of $0.8 million, or 6%. This increase is primarily due to fees associated with the ADS Ratio Change offset by a decrease in in branded pharma fees as a result of lower sales.

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

Research and development expense. Research and development expense for the three months ended March 31, 2025 and 2024 was $5.3 million and $5.6 million, respectively, a decrease of $0.3 million, or 5%. Research and development expenses for the three months ended March 31, 2025 and 2024 are summarized in the table below:

	Three months ended March 31,
In thousands	2025	2024
REDUCE-IT study and presentations (1)	$247	$886
Fixed-dose combination (2)	—	44
Regulatory filing fees and expenses (3)	527	867
Non-clinical research activities (4)	257	377
Internal staffing, overhead and other (5)	3,482	2,418
Research and development expense, excluding non-cash expense	4,513	4,592
Non-cash stock-based compensation expense (6)	799	1,006
Total research and development expense	$5,312	$5,598

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

Interest income, net. Interest income, net, for the three months ended March 31, 2025 and 2024 was $2.9 million and $3.4 million, respectively, a decrease of $0.5 million, or 15%. Interest income, net, represents income earned on cash and investment balances. The decrease is primarily due to lower interest rates in the current year period compared to the prior year period.

Other income, net. Other income, net, for the three months ended March 31, 2025 and 2024 was $0.3 million and $1.5 million, respectively, a decrease of $1.3 million, or 84%. Other income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility.

Provision for income taxes. Income tax provision for the three months ended March 31, 2025 and 2024 was $2.1 million and $1.3 million, respectively. The provision for the three months ended March 31, 2025 is the result of changes in income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

As of March 31, 2025, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $119.8 million and short-term investments of $162.3 million, aggregating $282.1 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2025	2024
Cash (used in) provided by:
Operating activities	$(12.5)	$(12.6)
Investing activities	12.1	28.7
Financing activities	(1.1)	(1.4)
(Decrease) increase in cash and cash equivalents and restricted cash	$(1.5)	$14.7

Net cash used in operating activities remained consistent during the three months ended March 31, 2025 as compared to the same period in 2024.

Net cash provided by investing activities during the three months ended March 31, 2025 decreased due primarily to the proceeds from the maturity of $55.0 million in investment grade interest-bearing instruments offset by purchases of $42.9 million of investment grade interest-bearing instruments as compared to the same period in 2024 where proceeds from the maturity of investment grade interest-bearing instruments were $62.0 million, partially offset by $33.3 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities during the three months ended March 31, 2025 as compared to net cash provided by financing activities during the same period in 2024 was primarily as a result of a decrease in taxes paid on stock based-awards.

On January 10, 2024, we announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's Ordinary Shares held in the form of American Depository Shares, or ADS. We received shareholder and UK High Court approval of the share repurchase plan in April and May 2024, respectively. The share repurchase program has a five-year approval window and can be deployed at any point until the second quarter of 2029. The Company has not commenced any share repurchases to date, but we will continue to monitor business and market conditions.

As of March 31, 2025, we had net accounts receivable of $106.7 million, current inventory of $159.5 million and long-term inventory of $57.4 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.7 billion as of March 31, 2025. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the U.S. and pricing and reimbursement of VAZKEPA in Europe.

As of March 31, 2025, we had cash and cash equivalents of $119.5 million and short-term investments of $162.3 million, aggregating $281.8 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program, for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and 2024 Annual Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Information regarding reportable legal proceedings is contained in “Item 3. Legal Proceedings” of our Annual Report. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three months ended March 31, 2025, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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

Other than as set forth below, there have been no material changes to the risk factors presented under Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K filed with the SEC on March 12, 2025.

Risks Related to Ownership of our ADSs and Ordinary Shares

If we are unable to meet the listing requirements of the Nasdaq Stock Market, our ADS may be delisted.

Our ADSs are listed and traded on Nasdaq, which has listing requirements that include a $1.00 minimum closing bid price requirement, or the Minimum Bid Requirement. Nasdaq will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 business consecutive days. Such deficiency letter does not result in the immediate delisting of an issuer as there is a period of 180 calendar days from the deficiency notice to regain compliance with Nasdaq's minimum bid price requirement. If an issuer is unable to comply with Nasdaq's minimum bid price requirement after this 180 day calendar period, Nasdaq may elect, subject to any potential additional cure periods, to initiate a process that could delist the issuer from trading on the Nasdaq. We received a deficiency letter from Nasdaq in October 2023, as our ADSs had traded below $1.00 for 30 consecutive business days. In January 2024, we regained compliance with the Nasdaq listing requirements as our ADSs had traded above $1.00 for 10 consecutive business days. We received an additional deficiency letter in May 2024, as our ADSs had traded below $1.00 for 30 consecutive business days. On November 22, 2024, we received notice Nasdaq granted the Company an additional 180 calendar days, or until May 19, 2025, to regain compliance with the Minimum Bid Requirement. Effective as of April 11, 2025, we implemented an adjustment of the ratio of our ADSs to Ordinary Shares from one ADS representing one Ordinary Share to one ADS representing 20 Ordinary Shares (the “ADS Ratio Change”). The ADS Ratio Change resulted in a 1-for-20 reverse split of issued and outstanding ADSs, and it had no effect on the Ordinary Shares. On April 29, 2025, we received written confirmation from Nasdaq that we regained compliance with the Nasdaq listing requirements as our ADSs had traded above $1.00 for 10 consecutive business days. While we have regained compliance with the minimum bid price requirement, there is no guarantee that we will be able to maintain such compliance, and we may receive additional deficiency letters in the future.

Should such a delisting occur, it would adversely impact the liquidity and price of our ADSs and would impede our ability to raise capital.

General Risk Factors

Our business may be adversely affected by tariffs, trade sanctions or similar government actions.

The recent imposition and ongoing discussions regarding certain trade restrictions, sanctions and tariffs on goods exported from the U.S. or imported into the U.S., as well as retaliatory measures enacted in response to such actions and related market volatility, could have a material adverse impact on our business, financial condition, results of operations and cash flows. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity, lower product demand and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ADSs purchased in the first quarter of 2025 are as follows:

Period	Total Number of ADSs Purchased (1)	Average Price Paid per ADS
January 1 - 31, 2025	87,233	$12.40
February 1 - 28, 2025	872	12.40
March 1 - 31, 2025	2,162	12.40
Total	90,267	$12.40

(1) Represents ADSs withheld to satisfy tax withholding amounts due from employees related to the receipt of ADS which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

4.1

Form of Amendment No. 1 to the Amended and Restated Depositary Agreement, by and among Amarin Corporation plc, Citibank, N.A., as depositary, and all Holders and Beneficial Owners of American Depositary Shares issued thereunder

		Registration Statement on Form F-6 POS, as Exhibit (a)(i)	March 12, 2025

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Vice President and Global Controller (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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
Aaron Berg

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: May 7, 2025

AMARIN CORPORATION PLC

By:	/s/ Peter Fishman
Peter Fishman

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: May 7, 2025