Form 10-Q
period 2025-06-30
AMARIN CORP PLC\UK
filed 2025-07-30
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-21392

Amarin Corporation plc

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8th Floor, One Central Plaza, Dame Street	Dublin 2, Co. Dublin, D02 K7K5, Ireland
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +353 (0) 1 6699 020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
American Depositary Shares (ADS(s)), each ADS representing the right to receive twenty (20) Ordinary Share of Amarin Corporation plc	AMRN	Nasdaq Stock Market LLC

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

413,655,521 Ordinary Shares, 50 pence par value per share, were outstanding as of July 25, 2025, including 20,279,018 Ordinary Shares held as American Depositary Shares (ADSs), each representing 20 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$147,877	$121,038
Restricted cash	300	300
Short-term investments	150,827	173,182
Accounts receivable, net	119,130	122,279
Inventory	171,244	166,048
Prepaid and other current assets	17,441	12,552
Total current assets	606,819	595,399
Property, plant and equipment, net	14	16
Long-term inventory	39,586	64,740
Operating lease right-of-use asset	7,640	7,592
Other long-term assets	1,135	1,213
Intangible asset, net	14,932	16,389
TOTAL ASSETS	$670,126	$685,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,711	$40,366
Accrued expenses and other current liabilities	141,235	139,583
Total current liabilities	185,946	179,949
Long-Term Liabilities:
Long-term operating lease liability	7,338	7,723
Other long-term liabilities	11,918	11,501
Total liabilities	205,202	199,173
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £0.50 par value per share, unlimited authorized; 428,714,819 shares issued, 415,401,497 shares outstanding as of June 30, 2025; 422,256,900 shares issued, 411,584,851 shares outstanding as of December 31, 2024	309,421	305,298
Additional paid-in capital	1,920,993	1,914,750
Treasury stock; 13,313,322 shares as of June 30, 2025; 10,672,049 shares as of December 31, 2024	(67,108)	(65,326)
Accumulated deficit	(1,698,382)	(1,668,546)
Total stockholders’ equity	464,924	486,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,126	$685,349

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Product revenue, net	$46,617	$47,514	$87,652	$102,670
Licensing and royalty revenue	26,124	19,977	27,105	21,340
Total revenue, net	72,741	67,491	114,757	124,010
Less: Cost of goods sold	22,379	24,722	39,266	49,337
Gross margin	50,362	42,769	75,491	74,673
Operating expenses:
Selling, general and administrative	38,673	38,547	75,247	78,436
Research and development	4,915	4,746	10,227	10,344
Restructuring	22,759	—	22,759	—
Total operating expenses	66,347	43,293	108,233	88,780
Operating loss	(15,985)	(524)	(32,742)	(14,107)
Interest income, net	2,620	3,271	5,493	6,654
Other (expense) income, net	(85)	145	168	1,689
(Loss) income from operations before taxes	(13,450)	2,892	(27,081)	(5,764)
Provision for income taxes	(689)	(1,370)	(2,755)	(2,667)
Net (loss) income	$(14,139)	$1,522	$(29,836)	$(8,431)
(Loss) earnings per Ordinary Share:
Basic	$(0.03)	$0.00	$(0.07)	$(0.02)
Diluted	$(0.03)	$0.00	$(0.07)	$(0.02)
Weighted average Ordinary Shares:
Basic	414,477	410,851	414,008	410,565
Diluted	414,477	411,395	414,008	410,565

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2024	422,256,900	(10,672,049)	305,298	1,914,750	(65,326)	(1,668,546)	486,176
Vesting of restricted stock units	4,585,679	(1,805,341)	2,854	(2,854)	(1,119)	—	(1,119)
Stock-based compensation	—	—	—	4,327	—	—	4,327
Loss for the period	—	—	—	—	—	(15,697)	(15,697)
March 31, 2025	426,842,579	(12,477,390)	$308,152	$1,916,223	$(66,445)	$(1,684,243)	$473,687
Issuance of common stock under employee stock purchase plan	—	97,520	—	—	57	—	57
Vesting of restricted stock units	1,872,240	(933,452)	1,269	(1,269)	(720)	—	(720)
Stock-based compensation	—	—	—	6,039	—	—	6,039
Loss for the period	—	—	—	—	—	(14,139)	(14,139)
June 30, 2025	428,714,819	(13,313,322)	309,421	1,920,993	$(67,108)	(1,698,382)	464,924

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2023	418,141,295	(9,317,202)	$302,756	$1,899,456	$(63,752)	$(1,586,363)	$552,097
Exercise of stock options	9,500	—	6	4	—	—	10
Vesting of restricted stock units	3,119,637	(1,217,450)	1,980	(1,980)	(1,436)	—	(1,436)
Stock-based compensation	—	—	—	5,218	—	—	5,218
Loss for the period	—	—	—	—	—	(9,953)	(9,953)
March 31, 2024	421,270,432	(10,534,652)	$304,742	$1,902,698	$(65,188)	$(1,596,316)	$545,936
Issuance of common stock under employee stock purchase plan	139,982	—	89	33	—	—	122
Vesting of restricted stock units	340,936	(102,928)	215	(215)	(88)	—	(88)
Stock-based compensation	—	—	—	4,387	—	—	4,387
Income for the period	—	—	—	—	—	1,522	1,522
June 30, 2024	421,751,350	(10,637,580)	$305,046	$1,906,903	$(65,276)	$(1,594,794)	$551,879

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,836)	$(8,431)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	2	65
Accretion of investments	(2,189)	(2,745)
Stock-based compensation	10,366	9,605
Amortization of intangible asset	1,457	1,458
Changes in assets and liabilities:
Accounts receivable, net	3,149	9,872
Inventory	19,958	25,529
Prepaid and other current assets	(5,239)	(19,934)
Other long-term assets	78	73
Interest receivable	420	(1)
Deferred revenue	—	(4,850)
Accounts payable and other current liabilities	5,997	(26,394)
Other long-term liabilities	(16)	403
Net cash provided by (used in) operating activities	4,147	(15,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	105,300	133,000
Purchases of securities	(80,826)	(99,586)
Net cash provided by investing activities	24,474	33,414
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	57	122
Proceeds from exercise of stock options	—	10
Taxes paid related to stock-based awards	(1,839)	(1,524)
Net cash used in financing activities	(1,782)	(1,392)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	26,839	16,672
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	121,338	199,777
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$148,177	$216,449
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$(147)	$(669)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$856	$189

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

On June 24, 2025, the Company announced the execution of an exclusive long-term license and supply agreement with Recordati Industria Chimica e Farmaceutica S.p.A., or Recordati, to develop and commercialize VAZKEPA in multiple countries, focused in Europe.

On June 1, 2023, the Company announced that the National Medical Products Administration, or NMPA, granted approval for VASCEPA under the MARINE indication and the Company's partner, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, launched commercially in October 2023. On June 28, 2024, Edding received NMPA approval for VASCEPA in Mainland

China for the REDUCE-IT indication. On February 23, 2022, the Hong Kong Department of Health concluded their evaluation and approved the use of VASCEPA under the REDUCE-IT indication.

Amarin is responsible for supplying VASCEPA to all markets in which the branded product is sold, including countries where the drug is promoted and sold via collaboration with third-party partners that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug product. The Company operates in one business segment.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Effective as of April 11, 2025, the Company implemented an adjustment to the ratio of its American Depository Shares, or ADSs, to Ordinary Shares from one ADS representing one Ordinary Share to one ADS representing 20 Ordinary Shares, or the ADS Ratio Change. The ADS Ratio Change does not change the Ordinary Shares outstanding. Holders of fractional ADSs resulting from the ADS Ratio Change received a cash payment in lieu of such fractional ADSs. The rate for the cash payment was set when the depositary bank aggregated the fractional ADSs and sold them in one or more market trades. All references to ADSs in the accompanying notes to the financial statements give retroactive effect to the per-share and share amounts for the ADS Ratio Change for all periods presented herein, unless otherwise specified. In addition, the exercise prices and the numbers of ADSs issuable upon the exercise of any outstanding options or restricted stock units, or RSUs, were proportionately adjusted.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of June 30, 2025, the Company had total assets of $670.1 million, of which $298.7 million consisted of cash and short-term investments. More specifically, the Company had current assets of $606.8 million, including cash and cash equivalents of $147.9 million, short-term investments of $150.8 million, accounts receivable, net, of $119.1 million and current inventory of $171.2 million. In addition, as of June 30, 2025, the Company had long-term inventory of $39.6 million. As of June 30, 2025, the Company had no outstanding debt.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2025 and December 31, 2024:

In thousands	June 30, 2025	December 31, 2024
Gross trade accounts receivable	$134,104	$133,072
Trade allowances	(13,626)	(9,433)
Chargebacks	(1,348)	(1,360)
Accounts receivable, net	$119,130	$122,279

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

(Loss) Earnings per Share

Basic net (loss) earnings per share is determined by dividing net (loss) income by the weighted average number of Ordinary Shares outstanding during the period. Diluted net (loss) earnings per share is determined by dividing net (loss) income by diluted weighted average number of Ordinary Shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive Ordinary Shares, such as from the exercise of stock options and vesting of RSUs calculated using the treasury stock method. In periods with reported net losses, all stock options and RSUs outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The calculation of net (loss) income and the number of Ordinary Shares and ADSs used to compute basic and diluted net (loss) earnings per Ordinary Share and ADS for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Net (loss) income—basic and diluted	$(14,139)	$1,522	$(29,836)	$(8,431)
Weighted average Ordinary Shares outstanding—basic and diluted	414,477	410,851	414,008	410,565
Effect of dilutive securities:
Restricted stock units	—	545	—	—
Weighted average shares outstanding—diluted	414,477	411,395	414,008	410,565
(Loss) earnings per Ordinary Share—basic and diluted (1)	$(0.03)	$0.00	$(0.07)	$(0.02)
Weighted average ADS outstanding—basic and diluted	20,723	20,542	20,700	20,528
(Loss) earnings per ADS—basic and diluted (1)	$(0.68)	$0.07	$(1.44)	$(0.41)

(1) Excluding the licensing revenue change in estimates, discussed in Note 7 – Revenue Recognition, net earnings (loss) per ordinary share, basic and diluted, for the three and six months ended June 30, 2024 would have been net loss per share of $(0.01) and $(0.03), respectively and net earnings (loss) per ADS, basic and diluted for the three and six months ended June 30, 2024 would have been net loss per share of $(0.13) and $(0.61), respectively.

For the three and six months ended June 30, 2025 and 2024, the following potentially dilutive securities were not included in the computation of net (loss) earnings per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Stock options	31,103	24,792	31,103	25,337
Restricted stock units	19,279	14,926	19,279	14,926

Stock options are anti-dilutive during periods of net earnings when the exercise price of the stock options exceeds the market price of the underlying securities on the last day of the reporting period. RSUs are anti-dilutive during periods of net earnings when underlying performance-based vesting requirements were not achieved as of the last day of the reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term investments in financial institutions believed to be of high credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 32%, 29%, and 29%, respectively, of gross product sales for the six months ended June 30, 2025, and represented 35%, 23%, and 18%, respectively, of the gross accounts receivable balance as of June 30, 2025. Customers A, B, and C accounted for 28%, 34%, and 29%, respectively, of gross product sales for the six months ended June 30, 2024 and represented 40%, 30%, and 21%, respectively, of the gross accounts receivable balance as of June 30, 2024. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2025
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$150,822	$150,822	$—	$—
Money Market Fund	58,470	58,470	—	—
Repo Securities	5,000	—	5,000	—
Total	$214,292	$209,292	$5,000	$—

	December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$174,722	$174,722	$—	$—
Money Market Fund	67,456	67,456	—	—
Repo Securities	5,000	—	5,000	—
Total	$247,178	$242,178	$5,000	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less.

The Company’s investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with original maturities greater than 90 days and maturities less than 12 months are included in short-term investments on its condensed consolidated balance sheet. Those with remaining maturities in greater than 12 months are included in long-term investments on its condensed consolidated balance sheet.

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses, which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for both the six months ended June 30, 2025 and 2024 were losses of less than $0.1 million. Interest on investments is reported in interest income in our condensed consolidated statement of operations. Interest receivable in investment securities is reported in prepaid and other current assets in our condensed consolidated balance sheet.

The carrying amounts of accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Segment and Geographical Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company currently operates in two business segments, U.S. and Europe, which are aggregated into a single reportable segment, for the development and commercialization of VASCEPA. A single management team that reports to the Company’s CODM, who is the Chief Executive Officer, comprehensively manages the business on an integrated basis for the purpose of allocating resources. The Company’s CODM does not currently assess segment performance or allocate resources based on a measure of total assets nor is it practical for the Company to disaggregate assets based on geography. Accordingly, a total asset measure has not been provided for segment disclosure. Therefore, the Company does not have separate reportable segments.

The table below is a summary of the reportable segment profit or loss, including significant reportable segment expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2025	2024	2025	2024
US product revenue, net	$36,502	$43,758	$72,162	$91,872
Europe product revenue, net	6,572	3,543	11,965	5,408
RoW product revenue, net	3,543	213	3,525	5,390
Total product revenue, net	46,617	47,514	87,652	102,670
Licensing and royalty revenue	26,124	19,977	27,105	21,340
Total revenue, net	72,741	67,491	114,757	124,010
Less: Cost of goods sold	22,379	24,722	39,266	49,337
Gross margin	50,362	42,769	75,491	74,673
Operating expenses:
Selling	8,476	10,223	15,860	20,472
General and administrative	14,524	9,390	23,173	18,805
Research and development	1,884	1,626	3,928	3,843
Payroll and payroll related expense	15,239	17,667	34,722	36,055
Non-cash stock-based compensation expense	3,465	4,387	7,791	9,605
Restructuring	22,759	—	22,759	—
Total operating expenses	66,347	43,293	108,233	88,780
Operating loss	(15,985)	(524)	(32,742)	(14,107)
Interest income, net	2,620	3,271	5,493	6,654
Other (expense) income, net	(85)	145	168	1,689
(Loss) income from operations before taxes	(13,450)	2,892	(27,081)	(5,764)
Provision for income taxes	(689)	(1,370)	(2,755)	(2,667)
Segment & consolidated net (loss) income	$(14,139)	$1,522	$(29,836)	$(8,431)

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

On June 24, 2025, the Company announced a global restructuring plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in the Company’s European operations. The Company anticipates that it will incur between approximately $30.0 million and $37.0 million in charges related to the restructuring, substantially all of which will be cash expenditures. During the three and six months ended June 30, 2025, the Company recognized approximately $22.8 million of restructuring expense reflected on the condensed consolidated statement of operations related to the reduction in force, substantially all of which are cash expenditures.

The following table sets forth the components of the Company's restructuring charges for the three and six months ended June 30, 2024 (none in 2024):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
In thousands	2025	2025
Restructuring expense	$12,714	$12,714
Vendor contract charges	10,045	10,045
Total restructuring expense	22,759	22,759
Accelerated stock vesting	(2,575)	(2,575)
Total restructuring costs incurred	$20,184	$20,184

The following table shows the change in restructuring liability, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2024	$—
Costs incurred	20,184
Other	337
Balance at June 30, 2025	$20,521

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted early by the Company or adopted as of the specified effective date.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This change is effective for annual periods beginning after December 15, 2024. The Company expects adoption of this ASU will result in additional annual disclosures in line with the requirements of ASU 2023-09.

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

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of June 30, 2025, the intangible assets have an estimated weighted-average remaining useful life of 5.7 years. The carrying value as of June 30, 2025 and December 31, 2024 is as follows:

In thousands	June 30, 2025	December 31, 2024
Technology rights	$33,188	$33,188
Accumulated amortization	(18,256)	(16,799)
Intangible asset, net	$14,932	$16,389

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of June 30, 2025 and December 31, 2024 consist of the following:

In thousands	June 30, 2025	December 31, 2024
Raw materials	$93,208	$91,421
Work in process	22,374	30,482
Finished goods	95,248	108,885
Total inventory [1]	$210,830	$230,788

(1) Total inventory consists of both current inventory and long-term inventory. During both the three and six months ended June 30, 2025, approximately $0.4 million of inventory was expensed through cost of goods sold for product dating inventory. During the six months ended June 30, 2024, approximately $1.5 million of inventory was expensed through cost of goods sold for product dating inventory.

As of June 30, 2025 and December 31, 2024, the Company had $39.6 million and $64.7 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle of 12 months.

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

Litigation Updates

Amarin intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of such lawsuits or other proceedings described in the Company's Form 10-K. Except as described below, there have been no material updates to our litigation as reported in the Company’s Form 10-K.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company. As of the date of filing of this Quarterly Report, the Company has a total of approximately $208.0 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers.

Under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.9 million as of June 30, 2025).

The Company has no provision for any of these obligations since the amounts are either not paid or payable as of June 30, 2025.

(6) Equity

ADSs

On April 11, 2025, the Company effected its ADS Ratio Change on its ADSs from one ADS representing one Ordinary Share, to the new ratio of one ADS representing 20 Ordinary Shares.

During the six months ended June 30, 2025 and 2024, except as described above, the Company did not engage in any transactions involving its ADSs. Refer to Incentive Equity Awards below for discussions of Ordinary Shares issued as a result of stock option exercises and vesting of RSUs.

Ordinary Shares

There was no Ordinary Share activity during the six months ended June 30, 2025 and 2024, except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of Ordinary Shares underlying stock options and RSUs outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, as amended, or the 2020 Plan, as of June 30, 2025:

June 30, 2025
Outstanding stock options	31,103,246
% of outstanding on a fully-diluted basis	8%
Outstanding RSUs	19,278,889
% of outstanding on a fully-diluted basis	5%

The following table represents equity awards activity during the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Ordinary Shares issued for stock option exercises	—	9,500
Gross and net proceeds from stock option exercises	$—	$10,260
Ordinary Shares issued in settlement of vested RSUs	6,200,419	2,992,343
Ordinary Shares retained for settlement of employee tax obligations ─ RSUs	2,620,895	1,092,998
Ordinary Shares issued in settlement of vested Performance-based RSUs (1)	257,500	468,230
Ordinary Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	117,898	227,380
(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions during the year.

In June 2025, the Company granted to Aaron Berg (i) RSUs for 1,500,000 Ordinary Shares that vested upon the date of grant; and (ii) stock options and RSUs of 750,000 and 250,000 Ordinary Shares that vest 50% on both June 26, 2026 and December 26, 2026, respectively.

In January 2025, the Company granted RSUs for a total of 10,646,844 Ordinary Shares and stock options for a total of 3,313,059 Ordinary Shares to employees under the 2020 Plan. The RSUs and stock options vest 50% on both January 1, 2026 and July 1, 2026, respectively.

In July 2024, the Company granted stock options for 5,000,000 Ordinary Shares to Aaron Berg in connection with his appointment as President and Chief Executive Officer, which will vest upon achievement of specified stock price conditions for the Company.

In April 2024, the Company granted RSUs for a total of 492,296 Ordinary Shares and stock options for a total of 1,438,360 Ordinary Shares to members of the Company's Board of Directors. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting.

In February 2024, the Company granted RSUs for a total of 6,800,500 Ordinary Shares and stock options for a total of 2,662,000 Ordinary Shares to employees under the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a four-year period with a one-year cliff vesting.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2025 and 2024:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2024	$9,433	$97,526	$4,734	$1,548	$113,241
Provision related to current period sales	34,338	314,792	794	7,382	357,306
Provision related to prior period sales	—	(166)	—	—	(166)
Credits/payments made for current period sales	(21,366)	(235,627)	(50)	(5,441)	(262,484)
Credits/payments made for prior period sales	(8,779)	(95,273)	(2,334)	(1,703)	(108,089)
Balance as of June 30, 2025	$13,626	$81,252	$3,144	$1,786	$99,808

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2023	$18,834	$143,033	$7,732	$1,902	$171,501
Provision related to current period sales	43,239	413,252	1,003	5,865	463,359
Provision related to prior period sales	—	(2,111)	—	—	(2,111)
Credits/payments made for current period sales	(24,557)	(292,412)	(74)	(4,440)	(321,483)
Credits/payments made for prior period sales	(18,169)	(133,453)	(2,272)	(1,986)	(155,880)
Balance as of June 30, 2024	$19,347	$128,309	$6,389	$1,341	$155,386

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

In addition to the non-refundable, upfront and regulatory milestone payments described above, the Company is entitled to receive tiered double-digit percentage royalties on net sales of VASCEPA in the China Territory escalating to the high teens. The achievement of sales-based milestone events occurs when annual aggregate net sales of VASCEPA in the China Territory equals or exceeds certain specified thresholds, and range from $5.0 million to $50.0 million, for a total of $120.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

In thousands	Amount
Licensing revenue recognized during the six months ended June 30, 2025 (1)	$—
Licensing revenue recognized during the six months ended June 30, 2024 (1)	19,450
Licensing revenue recognized from contract inception through both June 30, 2025 and December 31, 2024	$40,081

(1)
Licensing revenue under the DCS Agreement is recognized concurrent with the input measure of support hours provided by Amarin to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation.

The Company recognized net product revenue of $0.1 million and $3.4 million for the three and six months ended June 30, 2024, respectively, related to sales to Edding (none in 2025).

Biologix FZCo

In March 2016, the Company entered into an agreement with Biologix FZCo, or Biologix, a company incorporated under the laws of the United Arab Emirates, to register and commercialize VASCEPA in several Middle Eastern and North African countries. Under the terms of the distribution agreement, the Company granted Biologix a non-exclusive license to use its trademarks in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Middle East and North Africa territory. Upon closing of the agreement, the Company received a non-refundable upfront payment, which has been fully recognized as of June 30, 2024. The Company is entitled to receive all payments based on total product sales and pays Biologix a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price which is subject to a minimum floor price.

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

The Company recognized net product revenue of $2.8 million and $2.7 million for the three and six months ended June 30, 2025, respectively, related to sales to Biologix (none in 2024).

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

The Company recognized net product revenue of nil and $1.9 million for the three and six months ended June 30, 2024, respectively, related to sales to HLS (none in 2025).

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

The Company recognized net product revenue of $0.8 million for both the three and six months ended June 30, 2025 related to sales to CSL (none in 2024).

Recordati Industria Chimica e Farmaceutica S.p.A.

In June 2025, the Company entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati EU Licensing Agreement, related to the development and commercialization of VASCEPA in 59 countries focused in Europe, the EU Territory. Under the terms of the Recordati EU Licensing Agreement, the Company granted Recordati an exclusive (including as to the Company) license with the right to sublicense development and commercialization of VASCEPA in the EU Territory for uses that are currently commercialized and under development by the Company based on the Company’s REDUCE-IT clinical trials of VASCEPA. The Company has received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

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

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Recordati, is a customer. The Company identified the following distinct performance obligations at the inception of the contract: an exclusive license to use its intellectual property, regulatory approvals, and regulatory documents in connection with the importation, distribution, promotion, marketing and sale of VAZKEPA in the EU Territory. The Company will be responsible for supplying finished product to Recordati at a set price, as defined in the Recordati EU Licensing Agreement.

The Company received an upfront payment of $25.0 million, which was fully recognized during the second quarter of 2025. In addition to the upfront payment, the Company will be eligible to receive sales-based milestone payments and royalties on net sales of VAZKEPA in the EU Territory. The achievement of sales-based milestone events occurs when annual aggregate net sales of

VAZKEPA in the EU Territory equals or exceeds certain specified thresholds resulting in total payments of up to $150.0 million. Each such milestone payment shall be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

The transaction price includes the $25.0 million upfront consideration. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three and six months ended June 30, 2025, the Company recognized $25.0 million as licensing revenue related to the upfront payment received in connection with the Recordati EU Licensing Agreement (none in 2024).

The following table presents changes in the balances of the Company’s contract assets and liabilities during the six months ended June 30, 2025 and 2024:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2025:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$—	$—	$—	$—

Six months ended June 30, 2024:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (1)	$4,850	$—	$(4,850)	$—

(1)
The approximately $4.9 million reduction consists primarily of recognition of $4.0 million relating to the change in estimate for Edding during the three months ended June 30, 2024.

During the six months ended June 30, 2025 and 2024, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	Six months ended June 30,
Revenue recognized in the period from:	2025	2024
Amounts included in contract liability at the beginning of the period	$—	$1,180
Performance obligations satisfied in previous periods	$—	$3,670

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

Prior to the licensing agreement with Recordati, the Company had lease agreements for various vehicles with terms ranging from month-to-month up to 36 months within Europe.

The total operating lease liability is $9.6 million and $9.7 million and the total operating lease right-of-use asset is $7.6 million and $7.6 million, as of June 30, 2025 and December 31, 2024, respectively.

The lease expense for the three and six months ended June 30, 2025 is approximately $0.9 million and $1.8 million, respectively. The lease expense for the three and six months ended June 30, 2024 is approximately $0.8 million and $1.7 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of June 30, 2025:

In thousands	Undiscounted lease payments
Remainder of 2025	$1,582
2026	3,219
2027	2,142
2028	1,978
2029	2,011
2030 and thereafter	1,262
Total undiscounted payments	$12,194
Discount Adjustments	$(2,640)
Current operating lease liability	$2,216
Long-term operating lease liability	$7,338

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

The components of lease income are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Interest income from sales-type leases	$14	$16	$29	$32
Operating lease income	249	249	497	497
Total	$263	$265	$526	$529

Future minimum sales-type lease and operating lease receivables as of June 30, 2025 are as follows:

In thousands	Sales-Type Leases	Operating Leases
Remainder of 2025	$60	$515
2026	122	1,051
2027	125	1,073
2028	127	1,096
2029	130	1,118
2030 and thereafter	88	759
Total	$652	$5,612

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

Overview

We are a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication and we commercially launched in 2013. On December 13, 2019, the U.S. FDA approved an indication and label expansion for VASCEPA based on the landmark results of our cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is the first and only drug approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication. On March 26, 2021, the European Commission, or EC, granted approval of the marketing authorization application in the European Union, or EU, for VAZKEPA®, hereinafter along with the U.S. brand name VASCEPA, collectively referred to as VASCEPA, which is the first and only EC approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels. On April 22, 2021, we announced that we received marketing authorization from the Medicines and Healthcare Products Regulatory Agency, or MHRA, for VAZKEPA in England, Wales and Scotland to reduce cardiovascular risk. On June 1, 2023, we announced that regulatory approval from the National Medical Products Administration, or NMPA, for VASCEPA in Mainland China was received by our partner, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, for the MARINE indication and on June 28, 2024 for the REDUCE-IT indication. Through the date of this Quarterly Report, we have received regulatory approval for VASCEPA under the REDUCE-IT indication in 50 countries, including the U.S. and 27 EU Member States.

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

In June 2025, the Company entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati EU Licensing Agreement, with Recordati, related to the development and commercialization of VAZKEPA in 59 countries focused in Europe. As a result of the Recordati EU Licensing Agreement we implemented a global restructuring plan which we estimate will result in annual cost savings of approximately $70.0 million primarily from the elimination of commercial roles in the Company’s European operations.

As a result of the Recordati EU Licensing Agreement, Recordati is solely responsible for commercializing VAZKEPA in the EU Territory. Recordati may sell VAZKEPA pursuant to the product reimbursement’s we have already obtained in Europe and will use commercially reasonable efforts to pursue future approvals in the EU Territory.

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

Partner	Agreement Date	Country	MARINE Approval	REDUCE-IT Approval	Launch Date
Edding (1) "China Territory"	February 2015	Mainland China	June 2023	June 2024	October 2023
		Hong Kong	–	February 2023	May 2024
Biologix FZCo "Biologix"(2) "MENA"	March 2016	Lebanon	March 2018	August 2021	June 2018
		United Arab Emirates	July 2018	October 2021	February 2019
		Qatar	December 2019	April 2021	May 2022
		Bahrain	April 2021	April 2022	September 2023
		Kuwait	December 2021	March 2023	September 2023
		Saudi Arabia	March 2022	June 2023	September 2023

HLS Therapeutics Inc. "HLS"	September 2017	Canada	–	December 2019	February 2020
CSL Seqirus "CSL"	February 2023	Australia	–	October 2024	October 2024
		New Zealand	–	January 2023	–
Neopharm (Israel) 1996 Ltd. "Neopharm"(3) "Israel"	August 2023	Israel	–	March 2023	May 2024
Lotus Pharmaceuticals, "Lotus" "ASEAN"(4)	August 2023	South Korea	–	May 2025	–

(1) - VASCEPA is under registration in Macau and Taiwan in the China Territory with Edding.

(2) - VASCEPA is under registration in additional countries in the MENA region with Biologix.

(3) - VASCEPA is under registration in additional countries in the Israel territory with Neopharm. Revenue earned from sales of VASECPA within the Israel territory are recorded within European revenue.

(4) - VASCEPA is under registration in additional countries in the ASEAN region with Lotus.

The Company will be responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

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

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 55 clinical treatment guidelines, consensus statements or scientific statements from global medical or scientific societies or within peer reviewed journals have recognized the use of icosapent ethyl, or IPE, in appropriate at-risk patients for CV risk reductions, including those statements which we were informed of by our global partners in Canada, China, Southeast Asia, Australia, and the Middle East as well as guidelines which were newly received during the second quarter of 2025 as listed below:

•
In April 2025, the National Heart Foundation of Australia & Cardiac Society of Australia and New Zealand issued a clinical guideline for diagnosing and managing acute coronary syndromes, or ACS. The following information was included regarding IPE as a practice point within the Post-ACS Pharmacotherapy section under lipid modifying therapies:
o
In people with ACS with triglyceride levels of 1.5–5.6 mmol/L and LDL-C 1.0–2.6 mmol/L despite statin therapy, consider adding icosapent ethyl [549]. Note that the current PBS eligibility criteria for icosapent ethyl is a triglyceride level of 1.7 mmol/L.
•
In May 2025, the European Athrosclerosis Society, or EAS, issued a consensus statement to the guide management of metabolic disorders and their sequelae, in the European Heart Journal stating that high-dose IPE (2-4 g/day) is the only agent documented to lower cardiovascular risk in statin-treated individuals with elevated triglycerides.

In April 2025, at the European Society of Cardiology Preventive Cardiology, or ESC-PC, congress in Milan, Italy, we provided grant support for two poster presentations, one evaluating eligibility for and barriers to IPE utilization in a medical clinic, and another reporting on a project aimed to improve lipid lowering for secondary prevention in a primary healthcare facility.

In May 2025, at the EAS congress in Glasgow, UK, we provided grant support for two poster presentations, both reporting on the potential additive effects of eicosapentaenoic acid and a GLP-1 agonist on changes in protein expression associated with antioxidant and/or anti-inflammatory effects in response to inflammatory stimuli.

In June 2025, at the National Lipid Association scientific sessions in Miami, Florida, we provided grant support for a poster reporting on a pilot implementation strategy to improve post-acute coronary syndrome management of patients with hypertriglyceridemia.

In the second quarter of 2025, we and global medical and scientific collaborators supported thirteen publications inclusive of accepted abstracts, posters, and manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of June 30, 2025, we had inventory of $210.8 million, of which 47% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our June 2025 global restructuring plan, which consists of severance pay, incentive compensation, insurance benefits, stock-based compensation and other contract related costs.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and June 30, 2024

Total revenue, net. We recorded total revenue, net, of $72.7 million and $67.5 million during the three months ended June 30, 2025 and 2024, respectively, an increase of $5.3 million, or 8%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the three months ending June 30, 2025, we also sold VASCEPA by prescription in certain countries in Europe as well as in certain countries outside of the U.S. and Europe, through collaborations with third-party companies. As further discussed below, the aforementioned increase consists in part of a $6.4 million increase in net product revenue outside of the U.S. and a $6.1 million increase in licensing and royalty revenue, offset by a $7.3 million decrease in U.S. net product revenue.

Product revenue, net. We recorded product revenue, net, of $46.6 million and $47.5 million during the three months ended June 30, 2025 and 2024, respectively, a decrease of $0.9 million, or 2%. This decrease was due primarily to a decrease in VASCEPA sales within the U.S. offset by increase in VASCEPA sales outside the U.S.

We recorded U.S. product revenue, net, of $36.5 million and $43.8 million during the three months ended June 30, 2025 and 2024, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market as well as a decrease in volume primarily related to the loss of a large national pharmacy benefit manager, or PBM, going from exclusive to no longer covering VASCEPA.

The overall icosapent ethyl market in the U.S., based on prescription levels reported by Symphony Health, remained consistent for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Our share of the icosapent ethyl market has decreased to approximately 43% in the three months ended June 30, 2025 compared to approximately 59% in the three months ended June 30, 2024. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 28% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

In Europe, we recorded product revenue, net, of $6.6 million and $3.5 million during the three months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025, we recorded $3.5 million of product revenue, net, from our collaboration partners compared to $0.2 million during the three months ended June 30, 2024.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2025, we will continue to focus on getting VASCEPA to as many patients as possible by continuing to support our partners advancing commercialization activities in markets with access and pricing and reimbursement activities to drive access in remaining geographies as well as being the market leader in the U.S.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended June 30, 2025 and 2024 was $26.1 million and $20.0 million, respectively, an increase of $6.1 million, or 31%. Licensing and royalty revenue has increased primarily due to the recognition of a $25.0 million upfront payment resulting from the execution of the Recordati EU Licensing Agreement. We previously recognized a $15.0 million milestone and $4.0 million change in estimate resulting from the regulatory approval of VASCEPA under the REDUCE-IT indication in China in June 2024.

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

Cost of goods sold. Cost of goods sold during the three months ended June 30, 2025 and 2024 was $22.4 million and $24.7 million, respectively, a decrease of $2.3 million, or 9%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2025 and 2024 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended June 30, 2025 and 2024 was 52% and 48%, respectively. The increase in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2025 and 2024 was $38.7 million and $38.5 million, respectively, an increase of $0.1 million. Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 are summarized in the table below:

	Three months ended June 30,
In thousands	2025	2024
Selling expense (1)	$14,587	$20,497
General and administrative expense (2)	21,215	14,522
Non-cash stock-based compensation expense (3)	2,871	3,528
Total selling, general and administrative expense	$38,673	$38,547

(1)
Selling expense for the three months ended June 30, 2025 and 2024 was $14.6 million and $20.5 million, respectively, a decrease of $5.9 million, or 29%. This decrease is primarily due to a reduction in costs associated with decreased promotional and marketing initiatives as well as other cost optimization initiatives.
(2)
General and administrative expense for the three months ended June 30, 2025 and 2024 was $21.2 million and $14.5 million, respectively, an increase of $6.7 million, or 46%. This increase is primarily due to fees incurred in association with Recordati EU Licensing Agreement offset by a decrease in costs as a result of cost optimization efforts.
(3)
Non-cash stock-based compensation expense for the three months ended June 30, 2025 and 2024 was $2.9 million and $3.5 million, respectively, a decrease of $0.7 million, or 19%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2025, we will continue to focus on getting VASCEPA to as many patients as possible by continuing to support our partners advancing commercialization activities in markets with access and pricing and reimbursement activities to drive access in remaining geographies as well as being the market leader in the U.S.

Research and development expense. Research and development expense for the three months ended June 30, 2025 and 2024 was $4.9 million and $4.7 million, respectively, an increase of $0.2 million, or 4%. Research and development expenses for the three months ended June 30, 2025 and 2024 are summarized in the table below:

	Three months ended June 30,
In thousands	2025	2024
REDUCE-IT study and presentations (1)	$263	$113
Regulatory filing fees and expenses (2)	741	402
Non-clinical research activities (3)	79	325
Internal staffing, overhead and other (4)	3,238	3,047
Research and development expense, excluding non-cash expense	4,321	3,887
Non-cash stock-based compensation expense (5)	594	859
Total research and development expense	$4,915	$4,746

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
(3)
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

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on various factors, including the impact of U.S. generic competition as well as timing of pricing reimbursements throughout the world.

Restructuring expense. Restructuring expense for the three months ended June 30, 2025 and 2024 was $22.8 million and nil, respectively, an increase of $22.8 million, or 100%. The charge in the current year is due to the implementation of a global restructuring plan associated with the execution of the Recordati EU Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the three months ended June 30, 2025 and 2024 was $2.6 million and $3.3 million, respectively, a decrease of $0.7 million, or 20%. Interest income, net, represents income earned on cash and investment balances. The decrease is primarily due to lower interest rates in the current year period compared to the prior year period.

Other (expense) income, net. Other (expense) income, net, for the three months ended June 30, 2025 and 2024 was expense of $0.1 million and income of $0.1 million, respectively, a decrease of $0.2 million, or 159%. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility.

Provision for income taxes. Income tax provision for the three months ended June 30, 2025 and 2024 was $0.7 million and $1.4 million, respectively. The provision for the three months ended June 30, 2025 is the result of changes in income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Comparison of Six Months Ended June 30, 2025 and June 30, 2024

Total revenue, net. We recorded total revenue, net, of $114.8 million and $124.0 million during the six months ended June 30, 2025 and 2024, respectively, a decrease of $9.3 million, or 7%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the six months ended June 30, 2025, we also sold VASCEPA by prescription in certain countries in Europe as well as in certain countries outside of the U.S. and Europe, through collaborations with third-party companies. As further discussed below, the aforementioned decrease consists of a $19.7 million decrease in U.S. net product revenue offset in part by a $4.7 million increase in net product revenue outside of the U.S. and a $5.8 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $87.7 million and $102.7 million during the six months ended June 30, 2025 and 2024, respectively, a decrease of $15.0 million, or 15%. This decrease was due primarily to a 21% decrease in VASCEPA sales in the U.S..

We recorded U.S. product revenue, net, of $72.2 million and $91.9 million during the six months ended June 30, 2025 and 2024, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market as well as a decrease in volume primarily related to the loss of a large national PBM, going from exclusive to no longer covering VASCEPA.

The overall icosapent ethyl market in the U.S., based on prescription levels reported by Symphony Health, increased for the six months ended June 30, 2025 by 2% as compared to the six months ended June 30, 2024. Our share of the icosapent ethyl market has decreased to approximately 42% in the six months ended June 30, 2025 compared to approximately 57% in the six months ended June 30, 2024. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 26% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

In Europe, we recorded product revenue, net, of $12.0 million and $5.4 million during the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025, we recorded $3.5 million of product revenue, net, from our collaboration partners compared to $5.4 million during the six months ended June 30, 2024.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2025, we will continue to focus on getting VASCEPA to as many patients as possible by continuing to support our partners advancing commercialization activities in markets with access and pricing and reimbursement activities to drive access in remaining geographies as well as being the market leader in the U.S.

Licensing and royalty revenue. Licensing and royalty revenue during the six months ended June 30, 2025 and 2024 was $27.1 million and $21.3 million, respectively, an increase of $5.8 million, or 27%. Licensing and royalty revenue has increased primarily due to the recognition of a $25.0 million upfront payment resulting from the execution of the Recordati EU Licensing Agreement. We previously recognized a $15.0 million milestone and $4.0 million change in estimate resulting from the regulatory approval of VASCEPA under the REDUCE-IT indication in China in June 2024.

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

Cost of goods sold. Cost of goods sold during the six months ended June 30, 2025 and 2024 was $39.3 million and $49.3 million, respectively, a decrease of $10.1 million, or 20%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2025 and 2024 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the six months ended June 30, 2025 and 2024 was 55% and 52%, respectively. The increase in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2025 and 2024 was $75.2 million and $78.4 million, respectively, a decrease of $3.2 million, or 4%. Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 are summarized in the table below:

	Six months ended June 30,
In thousands	2025	2024
Selling expense (1)	$31,508	$40,892
General and administrative expense (2)	37,340	29,804
Non-cash stock-based compensation expense (3)	6,399	7,740
Total selling, general and administrative expense	$75,247	$78,436

(1)
Selling expense for the six months ended June 30, 2025 and 2024 was $31.5 million and $40.9 million, respectively, a decrease of $9.4 million, or 23%. This decrease is primarily due to a reduction in costs associated with decreased promotional and marketing initiatives as well as other cost optimization initiatives.
(2)
General and administrative expense for the six months ended June 30, 2025 and 2024 was $37.3 million and $29.8 million, respectively, an increase of $7.5 million, or 25%. This increase is primarily due to fees associated with the ADS Ratio Change and Recordati EU Licensing Agreement offset by a decrease in branded pharma fees as a result of lower sales
(3)
Non-cash stock-based compensation expense for the six months ended June 30, 2025 and 2024 was $6.4 million and $7.7 million, respectively, a decrease of $1.3 million, or 17%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. In 2025, we will continue to focus on getting VASCEPA to as many patients as possible by continuing to support our partners advancing commercialization activities in markets with access and pricing and reimbursement activities to drive access in remaining geographies as well as being the market leader in the U.S.

Research and development expense. Research and development expense for the six months ended June 30, 2025 and 2024 was $10.2 million and $10.3 million, respectively, a decrease of $0.1 million, or 1%. Research and development expenses for the six months ended June 30, 2025 and 2024 are summarized in the table below:

	Six months ended June 30,
In thousands	2025	2024
REDUCE-IT study and presentations (1)	$509	$998
Fixed-dose combination (2)	—	44
Regulatory filing fees and expenses (3)	1,269	1,271
Non-clinical research activities (4)	336	703
Internal staffing, overhead and other (5)	6,721	5,463
Research and development expense, excluding non-cash expense	8,835	8,479
Non-cash stock-based compensation expense (6)	1,392	1,865
Total research and development expense	$10,227	$10,344

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

We continuously evaluate all of our spending commitments and priorities and we plan to adjust our level of research and development activities based on various factors, including the impact of U.S. generic competition as well as timing of pricing reimbursements throughout the world.

Restructuring expense. Restructuring expense for the six months ended June 30, 2025 and 2024 was $22.8 million and nil, respectively, an increase of $22.8 million, or 100%. The charge in the current year is due to the implementation of a global restructuring plan associated with the execution of the Recordati EU Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the six months ended June 30, 2025 and 2024 was $5.5 million and $6.7 million, respectively, a decrease of $1.2 million, or 17%. Interest income, net, represents income earned on cash and investment balances. The decrease is primarily due to lower interest rates in the current year period compared to the prior year period.

Other (expense) income, net. Other (expense) income, net, for the six months ended June 30, 2025 and 2024 was income of $0.2 million and $1.7 million, respectively, a decrease of $1.5 million, or 90%. Other (expense) income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility.

Provision for income taxes. Income tax provision for the six months ended June 30, 2025 and 2024 was $2.8 million and $2.7 million, respectively. The provision for income taxes for the six months ended June 30, 2025 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

As of June 30, 2025, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $148.2 million and short-term investments of $150.8 million, aggregating $298.7 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2025	2024
Cash provided by (used in):
Operating activities	$4.1	$(15.4)
Investing activities	24.5	33.4
Financing activities	(1.8)	(1.4)
Increase in cash and cash equivalents and restricted cash	$26.8	$16.6

Net cash provided by operating activities increased during the six months ended June 30, 2025 as compared to the net cash used in operating activities during the same period in 2024. This is primarily as a result of timing and payment of invoices and accruals in 2024.

Net cash provided by investing activities during the six months ended June 30, 2025 decreased due primarily to proceeds from the maturity of $105.3 million in investment grade interest-bearing instruments offset by the purchases of $80.8 million of investment grade interest-bearing instruments as compared to the same period in 2024 where proceeds from the maturity of investment grade interest-bearing instruments were $133.0 million, partially offset by $99.6 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities during the six months ended June 30, 2025 as compared to net cash used in financing activities during the same period in 2024 was primarily as a result of a decrease in proceeds related to stock option exercises.

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

As of June 30, 2025, we had net accounts receivable of $119.1 million, current inventory of $171.2 million and long-term inventory of $39.6 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.7 billion as of June 30, 2025. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and the generic competition in the U.S. and the efforts of our licensee of VAZKEPA in Europe.

As of June 30, 2025, we had cash and cash equivalents of $147.9 million and short-term investments of $150.8 million, aggregating $298.7 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program, for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and the 2024 Annual Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three and six months ended June 30, 2025, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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

There have been no material changes to the risk factors presented under Item 1A. Risk Factors in our Annual Report other than as set forth below. See Item 1A. Risk Factors in our Annual Report for a detailed discussion of risk factors affecting the Company.

Risks Related to the Commercialization and Development of VASCEPA

We are dependent on our collaboration partner for the commercialization of VAZKEPA® in 59 countries focused in Europe. If the collaboration is not successful, we may not be able to capitalize on the full market potential for VAZKEPA® in those countries.

On June 20, 2025, we licensed the rights to VAZKEPA® in the EU Territory to Recordati. Our ability to receive payments from these arrangements will depend on Recordati’s ability to successfully commercialize VAZKEPA® in the EU Territory. The Recordati EU Licensing Agreement may pose many risks to us, including that:

•
marketing authorizations for VAZKEPA® in certain countries in the EU Territory have not yet been obtained and certain other authorizations will need to be transitioned to Recordati subject to approval by the relevant regulatory authorities;
•
Recordati has discretion in determining the efforts, resources and strategies they will apply to commercializing VAZKEPA® in the EU Territory and may not apply sufficient efforts or resources to or otherwise may pursue sub-optimal strategies for the commercialization of VAZKEPA®;
•
Recordati may mismanage its supply chain (including by ordering too many or too few units of VAZKEPA® from us) and also may not or may not be able to set favorable pricing for VAZKEPA® due to regulations, generic entry or other factors, all of which could negatively impact payments owed to us;
•
Recordati may be subject to changes in key personnel or strategic focus, have limited available funding or be subject to other external factors diverting resources or competing priorities, all of which could negatively impact the commercialization of VAZKEPA® in the EU Territory;
•
Recordati may use our intellectual property rights or our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or otherwise expose us to potential litigation; and
•
Recordati could be involved in a business combination and the continued pursuit and emphasis on VAZKEPA® could be delayed, diminished or terminated.

If our ability to generate revenue under the Recordati EU Licensing Agreement is adversely impacted by these or any other risks, our right to receive additional payments from the thereunder, including our share of the revenues generated by net sales of VAZKEPA® could be insufficient to achieve or maintain profitability or may result in VAZKEPA® being less valuable to us than if we had not entered into the Recordati EU Licensing Agreement.

Our reduction in force related to our Recordati EU Licensing Agreement with Recordati, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our business and establishing a more significant international footprint.

If we are not successful in our efforts to continue to market and sell VASCEPA in the U.S., including following our organizational restructuring plan announced in June 2025, which reduced our headcount in Europe, primarily Europe's commercial operations, as a result of our exclusive license agreement with Recordati, our anticipated revenues or our expenses could be materially adversely affected, and we may not maintain profitability in the U.S. or obtain profitability internationally. Further, we may need to cut back on research and development activities or we may need to implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

Risks Related to Ownership of our ADSs and Ordinary Shares

If we are unable to meet the listing requirements of the Nasdaq Stock Market, our ADS may be delisted.

Our ADSs are listed and traded on Nasdaq, which has listing requirements that include a $1.00 minimum closing bid price requirement, or the Minimum Bid Requirement. Nasdaq will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 business consecutive days. Such deficiency letter does not result in the immediate delisting of an issuer as there is a period of 180 calendar days from the deficiency notice to regain compliance with Nasdaq's minimum bid price requirement. If an issuer is unable to comply with Nasdaq's minimum bid price requirement after this 180-day calendar period, Nasdaq may elect, subject to any potential additional cure periods, to initiate a process that could delist the issuer from trading on the Nasdaq. We received a deficiency letter from Nasdaq in October 2023, as our ADSs had traded below $1.00 for 30 consecutive business days. In January 2024, we regained compliance with the Nasdaq listing requirements as our ADSs had traded above $1.00 for 10 consecutive business days. We received an additional deficiency letter in May 2024, as our ADSs had traded below $1.00 for 30 consecutive business days. On November 22, 2024, we received notice Nasdaq granted the Company an additional 180 calendar days, or until May 19, 2025, to regain compliance with the Minimum Bid Requirement. Effective as of April 11, 2025, we implemented an adjustment of the ratio of our ADSs to Ordinary Shares from one ADS representing one Ordinary Share to one ADS representing 20 Ordinary Shares, or the ADS Ratio Change. The ADS Ratio Change resulted in a 1-for-20 reverse split of issued and outstanding ADSs, and it had no effect on the Ordinary Shares. On April 29, 2025, we received written confirmation from Nasdaq that we regained compliance with the Nasdaq listing requirements as our ADSs had traded above $1.00 for 10 consecutive business days. While we have regained compliance with the Minimum Bid Requirement, there is no guarantee that we will be able to maintain such compliance, and we may receive additional deficiency letters in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ADSs purchased in the second quarter of 2025 are as follows:

Period	Total Number of ADSs Purchased (1)	Average Price Paid per ADS
April 1 - 30, 2025	4,781	$13.15
May 1 - 31, 2025	1,718	13.34
June 1 - 30, 2025	40,174	15.79
Total	46,673	$15.43

(1) Represents ADSs withheld to satisfy tax withholding amounts due from employees related to the receipt of ADS which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.

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

		Registration Statement on Form F-6 POS, as Exhibit (a)(i)	March 12, 2025

10.1	License and Supply Agreement, dated June 20, 2025, by and between Amarin Pharmaceuticals Ireland Limited and Recordati Industria Chimica e Farmaceutica S.p.A.**	Current Report on Form 8-K as Exhibit 10.1	June 24, 2025

10.2	Amended and Restated Non-Employee Director Compensation Policy	Filed herewith

10.3	Form of Deed of Indemnity††	Filed herewith

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Vice President and Global Controller (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

** Portions omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company will supplementally furnish an unredacted copy of the exhibit upon request by Securities and Exchange Commission.

†† Management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ Aaron Berg
Aaron Berg

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: July 30, 2025

AMARIN CORPORATION PLC

By:	/s/ Peter Fishman
Peter Fishman

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: July 30, 2025