Form 10-Q
period 2025-09-30
AMARIN CORP PLC\UK
filed 2025-10-29
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

415,853,680 Ordinary Shares, 50 pence par value per share, were outstanding as of October 24, 2025, including 20,352,521 Ordinary Shares held as American Depositary Shares (ADSs), each representing 20 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$122,802	$121,038
Restricted cash	301	300
Short-term investments	163,785	173,182
Accounts receivable, net	127,309	122,279
Inventory	184,703	166,048
Prepaid and other current assets	29,434	12,552
Total current assets	628,334	595,399
Property, plant and equipment, net	13	16
Long-term inventory	9,106	64,740
Operating lease right-of-use asset	7,186	7,592
Other long-term assets	1,109	1,213
Intangible asset, net	14,066	16,389
TOTAL ASSETS	$659,814	$685,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,712	$40,366
Accrued expenses and other current liabilities	145,521	139,583
Total current liabilities	182,233	179,949
Long-Term Liabilities:
Long-term operating lease liability	6,731	7,723
Other long-term liabilities	11,956	11,501
Total liabilities	200,920	199,173
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £0.50 par value per share, unlimited authorized; 429,597,419 shares issued, 415,965,977 shares outstanding as of September 30, 2025; 422,256,900 shares issued, 411,584,851 shares outstanding as of December 31, 2024	310,019	305,298
Additional paid-in capital	1,922,351	1,914,750
Treasury stock; 13,631,442 shares as of September 30, 2025; 10,672,049 shares as of December 31, 2024	(67,356)	(65,326)
Accumulated deficit	(1,706,120)	(1,668,546)
Total stockholders’ equity	458,894	486,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$659,814	$685,349

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Product revenue, net	$48,558	$41,852	$136,210	$144,522
Licensing and royalty revenue	1,112	446	28,217	21,786
Total revenue, net	49,670	42,298	164,427	166,308
Less: Cost of goods sold	27,462	26,022	66,728	75,359
Gross margin	22,208	16,276	97,699	90,949
Operating expenses:
Selling, general and administrative	19,697	36,904	94,944	115,340
Research and development	4,208	4,540	14,435	14,884
Restructuring	9,406	—	32,165	—
Total operating expenses	33,311	41,444	141,544	130,224
Operating loss	(11,103)	(25,168)	(43,845)	(39,275)
Interest income, net	2,783	3,374	8,277	10,028
Other income, net	205	265	372	1,954
Loss from operations before taxes	(8,115)	(21,529)	(35,196)	(27,293)
Benefit from (provision for) income taxes	377	(3,605)	(2,378)	(6,272)
Net loss	$(7,738)	$(25,134)	$(37,574)	$(33,565)
Loss per Ordinary Share:
Basic	$(0.02)	$(0.06)	$(0.09)	$(0.08)
Diluted	$(0.02)	$(0.06)	$(0.09)	$(0.08)
Weighted average Ordinary Shares:
Basic	415,531	411,150	414,607	410,786
Diluted	415,531	411,150	414,607	410,786

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2024	422,256,900	(10,672,049)	305,298	1,914,750	(65,326)	(1,668,546)	486,176
Vesting of restricted stock units	4,585,679	(1,805,341)	2,854	(2,854)	(1,119)	—	(1,119)
Stock-based compensation	—	—	—	4,327	—	—	4,327
Loss for the period	—	—	—	—	—	(15,697)	(15,697)
March 31, 2025	426,842,579	(12,477,390)	$308,152	$1,916,223	$(66,445)	$(1,684,243)	$473,687
Issuance of common stock under employee stock purchase plan	—	97,520	—	—	57	—	57
Vesting of restricted stock units	1,872,240	(933,452)	1,269	(1,269)	(720)	—	(720)
Stock-based compensation	—	—	—	6,039	—	—	6,039
Loss for the period	—	—	—	—	—	(14,139)	(14,139)
June 30, 2025	428,714,819	(13,313,322)	$309,421	$1,920,993	$(67,108)	$(1,698,382)	$464,924
Vesting of restricted stock units	882,600	(318,120)	598	(598)	(248)	—	(248)
Stock-based compensation	—	—	—	1,956	—	—	1,956
Loss for the period	—	—	—	—	—	(7,738)	(7,738)
September 30, 2025	429,597,419	(13,631,442)	$310,019	$1,922,351	$(67,356)	$(1,706,120)	$458,894

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2023	418,141,295	(9,317,202)	$302,756	$1,899,456	$(63,752)	$(1,586,363)	$552,097
Exercise of stock options	9,500	—	6	4	—	—	10
Vesting of restricted stock units	3,119,637	(1,217,450)	1,980	(1,980)	(1,436)	—	(1,436)
Stock-based compensation	—	—	—	5,218	—	—	5,218
Loss for the period	—	—	—	—	—	(9,953)	(9,953)
March 31, 2024	421,270,432	(10,534,652)	$304,742	$1,902,698	$(65,188)	$(1,596,316)	$545,936
Issuance of common stock under employee stock purchase plan	139,982	—	89	33	—	—	122
Vesting of restricted stock units	340,936	(102,928)	215	(215)	(88)	—	(88)
Stock-based compensation	—	—	—	4,387	—	—	4,387
Income for the period	—	—	—	—	—	1,522	1,522
June 30, 2024	421,751,350	(10,637,580)	$305,046	$1,906,903	$(65,276)	$(1,594,794)	$551,879
Vesting of restricted stock units	243,081	(95,173)	156	(156)	(68)	—	(68)
Stock-based compensation	—	—	—	4,698	—	—	4,698
Loss for the period	—	—	—	—	—	(25,134)	(25,134)
September 30, 2024	421,994,431	(10,732,753)	$305,202	$1,911,445	$(65,344)	$(1,619,928)	$531,375

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,574)	$(33,565)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	3	90
Accretion of investments	(3,019)	(4,163)
Stock-based compensation	12,322	14,303
Amortization of intangible asset	2,323	2,186
Changes in assets and liabilities:
Accounts receivable, net	(5,030)	20,921
Inventory	36,979	38,208
Prepaid and other current assets	(17,260)	4,471
Other long-term assets	104	110
Interest receivable	449	(250)
Deferred revenue	—	(4,850)
Accounts payable and other current liabilities	2,284	(55,382)
Other long-term liabilities	(131)	211
Net cash used in operating activities	(8,550)	(17,710)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	162,300	185,800
Purchases of securities	(149,955)	(208,937)
Net cash provided by (used in) investing activities	12,345	(23,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	57	122
Proceeds from exercise of stock options	—	10
Taxes paid related to stock-based awards	(2,087)	(1,592)
Net cash used in financing activities	(2,030)	(1,460)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,765	(42,307)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	121,338	199,777
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$123,103	$157,470
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$(148)	$(2,045)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$856	$1,068

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S., under the brand name VASCEPA® (icosapent ethyl), or VASCEPA. VASCEPA, under the brand name VAZKEPA, hereinafter along with VASCEPA, collectively referred to as VASCEPA is also commercialized in various European countries, including the United Kingdom, or the UK, and Spain. The Company’s operations outside of the U.S. are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including Europe, China, Australia and Canada.

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	–
Zydus Lifesciences	April 2023	–	June 2024
Strides Pharma (1)	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	–
Ascent Pharmaceuticals, Inc. (2)	December 2023	April 2024	April 2024
Qilu Pharmaceutical Co Ltd	November 2024	–	–
Spriaso LLC	December 2024	–	–

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

On June 24, 2025, the Company announced the execution of an exclusive long-term license and supply agreement with Recordati Industria Chimica e Farmaceutica S.p.A., or Recordati, to develop and commercialize VAZKEPA in 59 countries, focused in Europe.

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2025, the Company had total assets of $659.8 million, of which $286.6 million consisted of cash and short-term investments. More specifically, the Company had current assets of $628.3 million, including cash and cash equivalents of $122.8 million, short-term investments of $163.8 million, accounts receivable, net, of $127.3 million and current inventory of $184.7 million. In addition, as of September 30, 2025, the Company had long-term inventory of $9.1 million. As of September 30, 2025, the Company had no outstanding debt.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2025 and December 31, 2024:

In thousands	September 30, 2025	December 31, 2024
Gross trade accounts receivable	$141,296	$133,072
Trade allowances	(12,774)	(9,433)
Chargebacks	(1,213)	(1,360)
Accounts receivable, net	$127,309	$122,279

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

The Company provides reserves for potential payments of tax to various tax authorities and does not recognize tax benefits related to uncertain tax positions and other issues. Tax benefits for uncertain tax positions are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized, assuming that the matter in question will be decided based on its technical merits. The Company’s policy is to record interest and penalties in the benefit from (provision for) income taxes, as applicable.

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

The calculation of net loss and the number of Ordinary Shares and ADSs used to compute basic and diluted net loss per Ordinary Share and ADS for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Net loss—basic and diluted	$(7,738)	$(25,134)	$(37,574)	$(33,565)
Weighted average Ordinary Shares outstanding—basic and diluted	415,531	411,150	414,607	410,786
Loss per Ordinary Share—basic and diluted (1)	$(0.02)	$(0.06)	$(0.09)	$(0.08)

Weighted average ADS outstanding—basic and diluted	20,776	20,557	20,730	20,539
Loss per ADS—basic and diluted (1)	$(0.37)	$(1.22)	$(1.81)	$(1.63)

(1) Excluding the licensing revenue change in estimates, discussed in Note 7 – Revenue Recognition, net loss per ordinary share, basic and diluted, for the nine months ended September 30, 2024 would have been net loss per share of $(0.09) and net loss per ADS, basic and diluted for the nine months ended September 30, 2024 would have been net loss per share of $(1.84).

For the three and nine months ended September 30, 2025 and 2024, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Stock options	30,769	29,071	30,769	29,071
Restricted stock units	14,726	14,926	14,726	14,926

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 31%, 29%, and 28%, respectively, of gross product sales for the nine months ended September 30, 2025, and represented 40%, 23%, and 15%, respectively, of the gross accounts receivable balance as of September 30, 2025. Customers A, B, and C accounted for 29%, 34%, and 28%, respectively, of gross product sales for the nine months ended September 30, 2024, and represented 41%, 30%, and 17%, respectively, of the gross accounts receivable balance as of September 30, 2024. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2025
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$172,822	$172,822	$—	$—
Money Market Fund	38,765	38,765	—	—
Repo Securities	5,000	—	5,000	—
Total	$216,587	$211,587	$5,000	$—

	December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$174,722	$174,722	$—	$—
Money Market Fund	67,456	67,456	—	—
Repo Securities	5,000	—	5,000	—
Total	$247,178	$242,178	$5,000	$—

The carrying amount of the Company’s cash and cash equivalents approximates fair value because of their short-term nature. The cash and cash equivalents consist of cash, deposits with banks and short-term highly liquid money market instruments with remaining maturities at the date of purchase of 90 days or less.

The Company’s investments are stated at amortized cost, which approximates fair value. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 12 months. Those with original maturities greater than 90 days and maturities less than 12 months are included in short-term investments on its condensed consolidated balance sheet.

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses, which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain for both the nine months ended September 30, 2025 and 2024 were $0.1 million and $0.3 million, respectively. Interest on investments is reported in interest income in our condensed consolidated statement of operations. Interest receivable in investment securities is reported in prepaid and other current assets in our condensed consolidated balance sheet.

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

The table below is a summary of the reportable segment profit or loss, including significant reportable segment expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
US product revenue, net	$40,866	$30,601	$113,028	$122,471
Europe product revenue, net	4,095	4,332	16,060	9,732
RoW product revenue, net	3,597	6,919	7,122	12,319
Total product revenue, net	48,558	41,852	136,210	144,522
Licensing and royalty revenue	1,112	446	28,217	21,786
Total revenue, net	49,670	42,298	164,427	166,308
Less: Cost of goods sold	27,462	26,022	66,728	75,359
Gross margin	22,208	16,276	97,699	90,949
Operating expenses:
Selling	2,722	9,107	18,582	29,579
General and administrative	9,012	9,693	32,185	28,498
Research and development	1,289	1,425	5,216	5,268
Payroll and payroll related expense	8,528	16,521	43,250	52,576
Non-cash stock-based compensation expense	2,354	4,698	10,146	14,303
Restructuring	9,406	—	32,165	—
Total operating expenses	33,311	41,444	141,544	130,224
Operating loss	(11,103)	(25,168)	(43,845)	(39,275)
Interest income, net	2,783	3,374	8,277	10,028
Other income, net	205	265	372	1,954
Loss from operations before taxes	(8,115)	(21,529)	(35,196)	(27,293)
Benefit from (provision for) income taxes	377	(3,605)	(2,378)	(6,272)
Segment & consolidated net loss	$(7,738)	$(25,134)	$(37,574)	$(33,565)

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

On June 24, 2025, the Company announced a global restructuring plan, the Global Restructuring Plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in the Company’s European operations. The Company anticipates that it will incur between approximately $30.0 million and $37.0 million in charges related to the Global Restructuring Plan, substantially all of which will be cash expenditures. During the three and nine months ended September 30, 2025, the Company recognized approximately $9.4 million and $32.2 million, respectively, of restructuring expense reflected on the condensed consolidated statement of operations related to the reduction in force, substantially all of which are cash expenditures.

The following table sets forth the components of the Company's restructuring charges for the three and nine months ended September 30, 2025 (none in 2024):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
In thousands	2025	2025
Restructuring expense	$10,714	$23,428
Vendor contract charges	(1,308)	8,737
Total restructuring expense	9,406	32,165
Forfeited (accelerated) stock vesting	399	(2,176)
Total restructuring costs incurred	$9,805	$29,989

The following table shows the change in restructuring liability, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2024	$—
Costs incurred	29,989
Payments	(17,190)
Balance at September 30, 2025	$12,799

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

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of September 30, 2025, the intangible assets have an estimated weighted-average remaining useful life of 5.4 years. The carrying value as of September 30, 2025 and December 31, 2024 is as follows:

In thousands	September 30, 2025	December 31, 2024
Technology rights	$33,188	$33,188
Accumulated amortization	(19,122)	(16,799)
Intangible asset, net	$14,066	$16,389

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of September 30, 2025 and December 31, 2024 consist of the following:

In thousands	September 30, 2025	December 31, 2024
Raw materials	$96,154	$91,421
Work in process	9,211	30,482
Finished goods	88,444	108,885
Total inventory [1]	$193,809	$230,788

(1) Total inventory consists of both current inventory and long-term inventory. During the nine months ended September 30, 2025, approximately $0.4 million of inventory was expensed through cost of goods sold for product dating inventory. During the nine months ended September 30, 2024, approximately $1.5 million of inventory was expensed through cost of goods sold for product dating inventory.

As of September 30, 2025 and December 31, 2024, the Company had $9.1 million and $64.7 million of long-term inventory, respectively, as consumption is expected beyond the Company's operating cycle of 12 months.

(5) Commitments and Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the amount of liability is not probable nor can the amount be reasonably estimated; therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters in which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect.

Litigation Updates

The Company intends to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of such lawsuits or other proceedings described in the Company's Form 10-K. Except as described below, there have been no material updates to our litigation as reported in the Company’s Form 10-K.

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the U.S. in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss the Company's lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court, finding that the Company's allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024, which was denied on October 17, 2024. On February 14, 2025, Hikma filed a petition for a writ of certiorari with the Supreme Court of the U.S. seeking review of the Federal Circuit decision reversing the district court. The infringement case continues to proceed within the district court during the pendency of the petition.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company. As of the date of filing of this Quarterly Report, the Company has a total of approximately $190.8 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers.

Under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.7 million as of September 30, 2025).

The Company has no provision for any of these obligations since the amounts are either not paid or payable as of September 30, 2025.

(6) Equity

ADSs

On April 11, 2025, the Company effected its ADS Ratio Change on its ADSs from one ADS representing one Ordinary Share, to the new ratio of one ADS representing 20 Ordinary Shares.

During the nine months ended September 30, 2025 and 2024, except as described above, the Company did not engage in any transactions involving its ADSs. Refer to Incentive Equity Awards below for discussions of Ordinary Shares issued as a result of stock option exercises and vesting of RSUs.

Ordinary Shares

There was no Ordinary Share activity during the nine months ended September 30, 2025 and 2024, except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of Ordinary Shares underlying stock options and RSUs outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, as amended, or the 2020 Plan, as of September 30, 2025:

September 30, 2025
Outstanding stock options	30,768,706
% of outstanding on a fully-diluted basis	7%
Outstanding RSUs	14,726,029
% of outstanding on a fully-diluted basis	4%

The following table represents equity awards activity during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Ordinary Shares issued for stock option exercises	—	9,500
Gross and net proceeds from stock option exercises	$—	$10,260
Ordinary Shares issued in settlement of vested RSUs	7,083,019	3,218,757
Ordinary Shares retained for settlement of employee tax obligations ─ RSUs	2,939,015	1,188,171
Ordinary Shares issued in settlement of vested Performance-based RSUs (1)	257,500	484,897
Ordinary Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	117,898	227,380
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

(7) Revenue Recognition

The Company sells VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty retail pharmacy providers in the U.S., or collectively, its distributors or its customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase VASCEPA. In addition to distribution agreements with distributors, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product.

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

Trade Allowances: The Company generally provides invoice discounts on VASCEPA sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors in the U.S. and Europe generally include a 2-3% discount for prompt payment; while the fees for U.S. and global distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2025 and 2024:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2024	$9,433	$97,526	$4,734	$1,548	$113,241
Provision related to current period sales	56,169	504,168	1,301	9,897	571,535
Provision related to prior period sales	—	562	—	—	562
Credits/payments made for current period sales	(44,049)	(411,114)	(81)	(8,496)	(463,740)
Credits/payments made for prior period sales	(8,779)	(96,717)	(3,232)	(1,703)	(110,431)
Balance as of September 30, 2025	$12,774	$94,425	$2,722	$1,246	$111,167

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2023	$18,834	$143,033	$7,732	$1,902	$171,501
Provision related to current period sales	62,211	589,133	1,459	8,667	661,470
Provision related to prior period sales	—	(2,111)	—	—	(2,111)
Credits/payments made for current period sales	(50,145)	(484,127)	(167)	(7,912)	(542,351)
Credits/payments made for prior period sales	(18,383)	(136,588)	(3,152)	(1,986)	(160,109)
Balance as of September 30, 2024	$12,517	$109,340	$5,872	$671	$128,400

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

Royalty Payments: At the inception of each arrangement that includes royalty-based payments, the Company evaluates whether the royalties relate to the license of intellectual property, in which case they are accounted for under the royalty constraint within ASC 606 and recognized when the later of the subsequent sale or usage occurs or when the performance obligations have been satisfied. If the royalties do not relate to the licensing of intellectual property, the royalties are accounted for under the variable consideration constraint within ASC 606 and are recognized in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty around the variable consideration is subsequently resolved. Royalty payments that fall within the variable consideration constraint take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The royalties that are considered variable consideration are recognized when the uncertainty related to the variable consideration is subsequently resolved. At the end of each subsequent reporting period, the Company reevaluates the circumstances and recognizes royalties that are no longer constrained.

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

In thousands	Amount
Licensing revenue recognized during the nine months ended September 30, 2025 (1)	$—
Licensing revenue recognized during the nine months ended September 30, 2024 (1)	19,450
Licensing revenue recognized from contract inception through both September 30, 2025 and December 31, 2024	$40,081
(1)
Licensing revenue under the DCS Agreement is recognized concurrent with the input measure of support hours provided by the Company to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation.

The Company recognized net product revenue of $4.8 million and $8.2 million for the three and nine months ended September 30, 2024, respectively, related to sales to Edding (none in 2025). The Company also recognized royalties of $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, and nil and $0.4 million for the three and nine months ended September 30, 2024, respectively.

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

The Company recognized net product revenue of $1.8 million and $4.5 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million for both the three and nine months ended September 30, 2024, related to sales to Biologix.

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

The Company recognized net product revenue of $1.8 million for both the three and nine months ended September 30, 2025 and nil and $1.9 million for the three and nine months ended September 30, 2024, respectively, related to sales to HLS. The Company also recognized royalties of $0.7 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2024, respectively.

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

The Company recognized net product revenue of nil and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million for both the three and nine months ended September 30, 2024 related to sales to CSL.

Recordati Industria Chimica e Farmaceutica S.p.A.

In June 2025, the Company entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati Licensing Agreement, related to the development and commercialization of VASCEPA in 59 countries focused in Europe, or the Recordati Territory. Under the terms of the Recordati Licensing Agreement, the Company granted Recordati an exclusive (including as to the Company) license with the right to sublicense development and commercialization of VASCEPA in the Recordati Territory for uses that are currently commercialized and under development by the Company based on the Company’s REDUCE-IT clinical trials of VASCEPA. The Company has received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently made VASCEPA available under individual reimbursement or received national reimbursement and launched commercial operations in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	–	March 2022	March 2022	March 2022
Finland	–	October 2022	December 2022	December 2022
England/Wales	–	July 2022	October 2022	October 2022
Spain	–	July 2023	September 2023	September 2023
Netherlands	–	August 2023	September 2023	September 2023
Scotland	–	August 2023	August 2023	September 2023
Greece (1)	–	May 2024	June 2024	June 2024
Portugal	–	August 2024	August 2024	September 2024
Italy	–	December 2024	December 2024	January 2025
Slovenia (2)	–	September 2025	October 2025	October 2025
Austria	September 2022	February 2025	September 2022	–
Denmark	June 2022	–	June 2022	–

(1) Vianex will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

(2) Salus will be the sole and exclusive distributor of VAZKEPA in the Slovenian territory to import, register, distribute and commercialize VAZKEPA.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Recordati, is a customer. The Company identified the following distinct performance obligations at the inception of the contract: an exclusive license to use its intellectual property; regulatory approvals; and regulatory documents in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Recordati Territory. The Company will be responsible for supplying finished product to Recordati at a set price, as defined in the Recordati Licensing Agreement.

The Company received an upfront payment of $25.0 million, which was fully recognized during the second quarter of 2025. In addition to the upfront payment, the Company will be eligible to receive sales-based milestone payments and royalties on net sales of VASCEPA in the Recordati Territory. The achievement of sales-based milestone events occurs when annual aggregate net sales of VASCEPA in the Recordati Territory equals or exceeds certain specified thresholds resulting in total payments of up to $150.0 million. Each such milestone payment will be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

The transaction price includes the $25.0 million upfront consideration. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur or uncertainty related to the consideration resolved, and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the nine months ended September 30, 2025, the Company recognized $25.0 million as licensing revenue related to the upfront payment received in connection with the Recordati Licensing Agreement (none in 2024).

The Company recognized net product revenue of $1.7 million for both the three and nine months ended September 30, 2025, related to sales to Recordati (none in 2024). The Company also recognized royalties of less than $0.1 million for both the three and nine months ended September 30, 2025, respectively (none in 2024).

The following table presents changes in the balances of the Company’s contract assets and liabilities during the nine months ended September 30, 2025 and 2024:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2025:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$—	$—	$—	$—

Nine months ended September 30, 2024:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (1)	$4,850	$—	$(4,850)	$—

(1)
The approximately $4.9 million reduction consists primarily of recognition of $4.0 million relating to the change in estimate for Edding during the three months ended June 30, 2024.

During the nine months ended September 30, 2025 and 2024, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

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

The total operating lease liability is $9.0 million and $9.7 million and the total operating lease right-of-use asset is $7.2 million and $7.6 million, as of September 30, 2025 and December 31, 2024, respectively.

The lease expense for the three and nine months ended September 30, 2025 is approximately $0.8 million and $2.6 million, respectively. The lease expense for the three and nine months ended September 30, 2024 is approximately $0.8 million and $2.7 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of September 30, 2025:

In thousands	Undiscounted lease payments
Remainder of 2025	$793
2026	3,220
2027	2,142
2028	1,978
2029	2,011
2030 and thereafter	1,262
Total undiscounted payments	$11,406
Discount Adjustments	$(2,374)
Current operating lease liability	$2,301
Long-term operating lease liability	$6,731

Lessor

The Company classifies contractual lease arrangements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842. For sales-type leases, the Company derecognizes the leased asset and recognizes the lease investment on the balance sheet.

On January 20, 2023, the Company entered into a sublease agreement, or the Sublease, for 50,000 square feet of the 67,747 square foot Lease and included within the sublease are furniture, fixtures and equipment, collectively the Sublease. The Sublease commenced on February 1, 2023, or the Sublease Commencement Date, for a 7.5-year period. Under the Sublease, the Company will be paid monthly rent of approximately $0.1 million for the first year following the Sublease Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Sublease Commencement Date. In addition, the Company will provide certain abatements subject to the limitations in the Lease.

The components of lease income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Interest income from sales-type leases	$14	$15	$42	$47
Operating lease income	249	249	746	746
Total	$263	$264	$788	$793

Future minimum sales-type lease and operating lease receivables as of September 30, 2025 are as follows:

In thousands	Sales-Type Leases	Operating Leases
Remainder of 2025	$30	$258
2026	122	1,051
2027	125	1,073
2028	127	1,096
2029	130	1,118
2030 and thereafter	88	759
Total	$622	$5,355

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

Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or the MARINE indication. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of our long-term cardiovascular outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent cardiovascular risk in select high risk-patients, or the REDUCE-IT indication.

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VASCEPA, under the brand name VAZKEPA®, hereinafter along with VASCEPA, collectively referred to as VASCEPA, in the European Union, or EU, to reduce the risk of cardiovascular events in high-risk statin-treated adult patients who have elevated triglycerides (>150 mg/dL) and either established cardiovascular disease or diabetes and at least one additional cardiovascular risk event. On April 22, 2021, we announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce cardiovascular risk. Collectively, Committee for Medicinal Products for Human Use, or CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

We and our seven commercial partners are in various stages; seeking or maintaining regulatory approval, obtaining government or private pricing and reimbursement, and/or commercialization. VASCEPA and VAZKEPA approvals and applications for approval globally reference either the U.S. New Drug Application, or NDA, core dossier or the EMA core dossier.

VASCEPA (U.S. NDA Core Dossier)	VAZKEPA (EMA Core Dossier)
Amarin (US)	Recordati Industria Chimica e Farmaceutica S.p.A "Recordati" (Europe) (1)
HLS Therapeutics Inc. "HLS" (Canada)	CSL Seqirus "CSL"(Australia/New Zealand)
Biologix FZCo "Biologix" (MENA)	Lotus Pharmaceuticals, "Lotus" (Southeast Asia)
Eddingpharm (Asia) Macao Commercial Offshore Limited "Edding" (China Territory)	Neopharm (Israel) 1996 Ltd. "Neopharm" (Israel)

(1) - As part of the Recordati partnership, agreements with Vianex S.A "Vianex" (Greece), Magnapharm Marketing & Sales Romania S.R.L. "Magnapharm" (Romania), and Salus, Veletrgovina, d.o.o, "Salus" (Slovenia) will be transitioned to Recordati.

We are responsible for supplying VASCEPA to all markets in which the branded product is sold, including countries where the drug is promoted and sold via collaboration with third-party partners that compensate us for such supply. We are not responsible for providing any generic company with drug product. The Company operates in one business segment.

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

Company	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date
Hikma Pharmaceuticals USA Inc.	May 2020	November 2020	March 2023
Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023
Teva Pharmaceuticals USA, Inc.	September 2020	January 2023	September 2022
Apotex, Inc.	June 2021	January 2022	–
Zydus Lifesciences	April 2023	–	June 2024
Strides Pharma (1)	September 2023	April 2024	April 2024
Epic Pharma	December 2023	March 2024	–
Ascent Pharmaceuticals, Inc. (2)	December 2023	April 2024	April 2024
Qilu Pharmaceutical Co Ltd	November 2024	–	–
Spriaso LLC	December 2024	–	–

(1) Strides Pharma licensed its rights to the generic version of icosapent ethyl to Amneal Pharmaceuticals.

(2) Ascent Pharmaceuticals, Inc. licensed its rights to the generic version of icosapent ethyl to Camber Pharmaceuticals, Inc. and XL Care Pharmaceuticals, Inc.

We obtain data from a third party, Symphony Health, which collects and reports estimates of weekly, monthly, quarterly and annual prescription information. There is a limited amount of information available to determine the actual number of total prescriptions for products like VASCEPA during such periods. The vendor's estimate utilizes a proprietary projection methodology and is based on a combination of data received from pharmacies and other distributors, as well as historical data when actual data is unavailable. Based on data from Symphony Health, the below chart represents the estimated number of normalized total VASCEPA prescriptions in the U.S.

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

In June 2025, we entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati Licensing Agreement, related to the development and commercialization of VAZKEPA in 59 countries focused in Europe, or the Recordati Territory. As a result of the Recordati Licensing Agreement, we implemented a global restructuring plan, or the Global Restructuring Plan, which we estimate will result in annual cost savings of approximately $70.0 million primarily from the elimination of commercial roles in our European operations.

As a result of the Recordati Licensing Agreement, Recordati is solely responsible for commercializing VAZKEPA in the Recordati Territory. Recordati may sell VAZKEPA pursuant to the product reimbursements we have already obtained in Europe and will use commercially reasonable efforts to pursue future approvals in the Recordati Territory.

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

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	–	March 2022	March 2022	March 2022
Finland	–	October 2022	December 2022	December 2022
England/Wales	–	July 2022	October 2022	October 2022
Spain	–	July 2023	September 2023	September 2023
Netherlands	–	August 2023	September 2023	September 2023
Scotland	–	August 2023	August 2023	September 2023
Greece (1)	–	May 2024	June 2024	June 2024
Portugal	–	August 2024	August 2024	September 2024
Italy	–	December 2024	December 2024	January 2025
Slovenia (2)	–	September 2025	October 2025	October 2025
Austria	September 2022	February 2025	September 2022	–
Denmark	June 2022	–	June 2022	–

(1) Vianex will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

(2) Salus will be the sole and exclusive distributor of VAZKEPA in the Slovenian territory to import, register, distribute and commercialize VAZKEPA.

In addition, we received regulatory approval in Switzerland by the Swiss Agency for Therapeutic Products, or Swissmedic. VAZKEPA has been made available in Switzerland under individual reimbursement since January 2023.

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

Rest of World (RoW)

One of our core areas of focus is continuing to work on generating revenue from our partnerships in key international markets, outside the Recordati Territory. We and our RoW partners have obtained varying levels of indication approvals and initiated or are in the process of initiating commercial launches in various territories where our partners have access. Through the date of this Quarterly Report, we have filed for regulatory review in 22 countries and regions and have received approval in 15 countries and regions outside of the U.S. and EMA regulatory approval authority. We have agreements in place with the following partners within the respective territories:

Partner	Agreement Date	Country	MARINE Approval	REDUCE-IT Approval	Launch Date
Edding (1)	February 2015	Mainland China	June 2023	June 2024	October 2023
		Hong Kong	–	February 2023	May 2024
Biologix	March 2016	Lebanon	March 2018	August 2021	June 2018
		United Arab Emirates	July 2018	October 2021	February 2019
		Qatar	December 2019	April 2021	May 2022
		Bahrain	April 2021	April 2022	September 2023
		Kuwait	December 2021	March 2023	September 2023
		Saudi Arabia	March 2022	June 2023	September 2023
HLS	September 2017	Canada	–	December 2019	February 2020
CSL	February 2023	Australia	–	November 2022	October 2024
		New Zealand	–	January 2023	–
Neopharm	August 2023	Israel	–	March 2023	May 2024
Lotus	August 2023	South Korea	–	May 2025	–

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

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 55 clinical treatment guidelines, consensus statements or scientific statements from global medical or scientific societies or within peer reviewed journals have recognized the use of icosapent ethyl, or IPE, in appropriate at-risk patients for CV risk reductions, including those statements which we were informed of by our global partners as well as guidelines which were newly received during the third quarter of 2025 as listed below:

•
In August 2025, the European Society of Cardiology and the European Atherosclerosis Society, or ESC and EAS, respectively, issued a focused update of the 2019 ESC/EAS Guidelines for the management of dyslipidaemias. The following information was included regarding IPE:
o
High-dose IPE (2 × 2 g/day) should be considered in combination with a statin in high-risk or very high-risk patients with elevated triglyceride levels (fasting triglyceride level 135–499 mg/dL or 1.52–5.63 mmol/L) to reduce the risk of cardiovascular events (Class IIa recommendation; Level B evidence).
o
Proposed mechanisms of action of how eicosapentaenoic acid, or EPA, specifically reduces cardiovascular risk are the distinct effects on lipid oxidation, inflammation, membrane structure/organization, cholesterol domain formation, and endothelial function. In view of the newer evidence from the STRENGTH trial, this Focused Update revised the respective recommendation for polyunsaturated fatty acids, or PUFAs, by explicitly stating that high-dose IPE (as in the REDUCE-IT trial) should be considered for high-risk or very high-risk patients with elevated triglyceride levels (fasting triglyceride level 135-499 mg/dL [1.52-5.63 mmol/L]) despite statin therapy to lower cardiovascular disease, or CVD, events.
•
In September 2025, a consensus statement by the American Association of Clinical Endocrinologists, or AACE, on the

Algorithm for Management of Adults with Dyslipidemia 2025 Update, was released. A multidisciplinary task force with representatives from AACE and several international co-sponsoring organizations (Canadian Cardiovascular Society, European Association for the Study of Diabetes, and the Latin American Academy for the Study of Lipids and Cardiometabolic Risk) were appointed to determine the scope and breadth of the algorithm and the areas in need of updated guidance. The specific update regarding IPE in the new guidance includes the following:
o
For those with mild to moderate hypertriglyceridemia (TG 150-499 mg/dL; 1.75.6 mmol/L), the primary concern is excess atherosclerotic cardiovascular disease, or ASCVD, risk, and the primary target must be Low-Density Lipoprotein Cholesterol, or LDL-C. This may also expand to individuals with TG in the 500 to 884 mg/dL (5.6-9.9 mmol/L) range in whom the presence of atherogenic lipoproteins predisposes them to ASCVD.
o
If ASCVD risk is high or intermediate, medications with proven cardiovascular benefit, such as statins, ezetimibe, and EPA monotherapy (IPE) are preferred.

In July 2025, at the Heart UK meeting in Coventry, England, we provided, along with our collaborators, support for a REDUCE-IT poster presentation analyzing the efficacy of IPE by burden of standard modifiable CV risk factors. This same data analysis was later presented in August of 2025 as an ENCORE poster presentation at the Annual Scientific Meeting of the Cardiac Society of Australia and New Zealand, or CSANZ, with support from our partners in Australia, CSL.

In August 2025, at the Australasian Diabetes Congress, or ADC, in Queensland, Australia, we along with CSL and our collaborators supported an ENCORE poster presentation analyzing the reduction in ischemic events with IPE in patients with diabetes and prior coronary artery bypass graft, or CABG.

At the European Society of Cardiology, or ESC, scientific session which occurred from August 29 to Sept. 1, 2025, in Madrid, Spain, we supported along with out and global collaborators five separate presentations ranging from the effect of IPE on risk and duration of hospitalizations and death in REDUCE-IT to mechanistic data looking at the antioxidant effects of EPA on Lp(a).

In September 2025, at the European Association for the Study of Diabetes, or EASD, congress in Vienna, Austria, we supported, along with our global collaborators an oral presentation analyzing the efficacy of IPE across the spectrum of baseline triglyceride to glucose index.

In the third quarter of 2025, we and global medical and scientific collaborators supported sixteen publications inclusive of accepted abstracts, posters, and manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise in the U.S. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of September 30, 2025, we had inventory of $193.8 million, of which 49% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

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

Licensing and royalty revenue. Licensing and royalty revenue currently consists of revenue attributable to receipt of upfront, non-refundable payments, milestone payments and sales-based payments related to license and distribution agreements for VASCEPA outside the U.S. We recognize revenue from licensing arrangements as we fulfill the performance obligations under each of the agreements. As part of our licensing agreements with certain territories outside of the U.S., we are entitled to a percentage of revenue earned based on sales by our partners. The royalty payments are being recognized when the uncertainty related to the consideration is resolved.

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

Benefit from (provision for) income taxes. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for 2025 and 2024 are not more likely than not to be realized.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and September 30, 2024

Total revenue, net. We recorded total revenue, net, of $49.7 million and $42.3 million during the three months ended September 30, 2025 and 2024, respectively, an increase of $7.4 million, or 17%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the three months ending September 30, 2025, we also sold VASCEPA by prescription in certain countries outside of the U.S., through collaborations with third-party companies. As further discussed below, the aforementioned increase is due primarily to a $10.3 million increase in U.S. net product revenue and a $0.7 million increase in licensing and royalty revenue, offset by a $3.6 million decrease in net product revenue outside of the U.S.

Product revenue, net. We recorded product revenue, net, of $48.6 million and $41.9 million during the three months ended September 30, 2025 and 2024, respectively, an increase of $6.7 million, or 16%. This increase was due primarily to an increase in VASCEPA sales within the U.S., offset by a decrease in VASCEPA sales outside the U.S.

We recorded U.S. product revenue, net, of $40.9 million and $30.6 million during the three months ended September 30, 2025 and 2024, respectively. This increase was due to increased net selling price as a result of our exit from the Medicaid and 340B programs on October 1, 2024, as well as an increase in volume primarily related to regaining a large national pharmacy benefit manager, or PBM, which transitioned from no longer covering VASCEPA to being exclusive.

The overall icosapent ethyl market in the U.S., based on prescription levels reported by Symphony Health, increased by 2% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Our share of the icosapent ethyl market has increased to approximately 51% in the three months ended September 30, 2025 compared to approximately 50% in the three months ended September 30, 2024. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions increased by 3% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

In June 2025, we entered into a collaboration agreement with Recordati to commercialize VASCEPA in Europe. For the three months ended September 30, 2025, we recorded Europe product revenue, net, of $4.1 million compared to $4.3 million during the three months ended September 30, 2024.

For the three months ended September 30, 2025, we recorded RoW product revenue, net, of $3.6 million from our six collaboration partners, comprising multiple distinct geographies, compared to $6.9 million during the three months ended September 30, 2024.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. For the remainder of 2025, we will continue to (i) competitively manage our market leadership in the U.S., and (ii) drive expanded access and increased patient uptake of VASCEPA through ongoing support of our commercialization partners and their pricing, reimbursement and licensure initiatives in non-U.S. geographies around the world.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended September 30, 2025 and 2024 was $1.1 million and $0.4 million, respectively, an increase of $0.7 million, or 149%. This increase was primarily due to higher royalties as a result of increased partner sales within their respective territories.

As part of our licensing agreements with certain territories outside of the U.S., we are entitled to a percentage of revenue earned based on sales by our partners. Royalty payments are recognized based on revenue reported by our partners. The amount of licensing and royalty revenue is expected to vary from period to period based on timing of milestones achieved and select partner sales within respective territories.

Cost of goods sold. Cost of goods sold during the three months ended September 30, 2025 and 2024 was $27.5 million and $26.0 million, respectively, an increase of $1.4 million, or 6%. This increase in cost of goods sold is due to increased product volumes. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2025 and 2024 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended September 30, 2025 and 2024 was 43% and 38%, respectively. The increase in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2025 and 2024 was $19.7 million and $36.9 million, respectively, a decrease of $17.2 million, or 47%. Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 are summarized in the table below:

	Three months ended September 30,
In thousands	2025	2024
Selling expense (1)	$5,354	$18,777
General and administrative expense (2)	12,584	14,298
Non-cash stock-based compensation expense (3)	1,759	3,829
Total selling, general and administrative expense	$19,697	$36,904

(1)
Selling expense for the three months ended September 30, 2025 and 2024 was $5.4 million and $18.8 million, respectively, a decrease of $13.4 million, or 71%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan.
(2)
General and administrative expense for the three months ended September 30, 2025 and 2024 was $12.6 million and $14.3 million, respectively, a decrease of $1.7 million, or 12%. This decrease is primarily due to decrease in employee-related costs as a result of the reduction in force from the Global Restructuring Plan.
(3)
Non-cash stock-based compensation expense for the three months ended September 30, 2025 and 2024 was $1.8 million and $3.8 million, respectively, a decrease of $2.1 million, or 54%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

Subsequent to the Recordati Licensing Agreement, we will continue to manage our spending commitments to support our partners advancing commercialization and pricing and reimbursement efforts, as well as maintaining market leadership in the U.S.

Research and development expense. Research and development expense for the three months ended September 30, 2025 and 2024 was $4.2 million and $4.5 million, respectively, a decrease of $0.3 million, or 7%. Research and development expenses for the three months ended September 30, 2025 and 2024 are summarized in the table below:

	Three months ended September 30,
In thousands	2025	2024
REDUCE-IT study and presentations (1)	$209	$124
Regulatory filing fees and expenses (2)	249	548
Non-clinical research activities (3)	245	669
Internal staffing, overhead and other (4)	2,910	2,330
Research and development expense, excluding non-cash expense	3,613	3,671
Non-cash stock-based compensation expense (5)	595	869
Total research and development expense	$4,208	$4,540

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

We continuously evaluate all of our research and development investment commitments and priorities and are prepared to adjust such investment levels based on various factors, including the impact of U.S. generic competition, as well as timing of pricing reimbursements throughout the world.

Restructuring expense. Restructuring expense for the three months ended September 30, 2025 and 2024 was $9.4 million and nil, respectively. The charge in the current year is due to the implementation of the Global Restructuring Plan associated with the execution of the Recordati Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the three months ended September 30, 2025 and 2024 was $2.8 million and $3.4 million, respectively, a decrease of $0.6 million, or 18%. Interest income, net, represents income earned on cash and investment balances. The decrease is primarily due to lower interest rates in the current year period compared to the prior year period.

Other income, net. Other income, net, for the three months ended September 30, 2025 and 2024 was $0.2 million and $0.3 million, respectively, a decrease of $0.1 million, or 23%. Other income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility.

Benefit from (provision for) income taxes. Income tax benefit from (provision for) for the three months ended September 30, 2025 and 2024 was a benefit of $0.4 million and a provision of $3.6 million, respectively. The benefit for the three months ended September 30, 2025 is the result of changes in income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full-year estimated U.S. and foreign income tax liability.

Comparison of Nine Months Ended September 30, 2025 and September 30, 2024

Total revenue, net. We recorded total revenue, net, of $164.4 million and $166.3 million during the nine months ended September 30, 2025 and 2024, respectively, a decrease of $1.9 million, or 1%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the nine months ended September 30, 2025, we also sold VASCEPA by prescription in certain countries in Europe, as well as in certain countries outside of the U.S. and Europe, through collaborations with third-party companies. As further discussed below, the aforementioned decrease is due primarily to a $9.4 million decrease in U.S. net product revenue, offset in part by a $1.1 million increase in net product revenue outside of the U.S. and a $6.4 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $136.2 million and $144.5 million during the nine months ended September 30, 2025 and 2024, respectively, a decrease of $8.3 million, or 6%. This decrease was due primarily to a 8% decrease in VASCEPA sales in the U.S..

We recorded U.S. product revenue, net, of $113.0 million and $122.5 million during the nine months ended September 30, 2025 and 2024, respectively. This decrease was due to a decrease in volume primarily related to a large national PBM not covering VASCEPA during the first half of the year.

The overall icosapent ethyl market in the U.S., based on prescription levels reported by Symphony Health, increased for the nine months ended September 30, 2025 by 2% as compared to the nine months ended September 30, 2024. Our share of the icosapent ethyl market has decreased to approximately 45% in the nine months ended September 30, 2025 compared to approximately 55% in the nine months ended September 30, 2024. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 17% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

In Europe, we recorded product revenue, net, of $16.1 million and $9.7 million during the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, we recorded RoW product revenue, net, of $7.1 million from our six collaboration partners, comprising multiple distinct geographies, compared to $12.3 million during the nine months ended September 30, 2024.

Licensing and royalty revenue. Licensing and royalty revenue during the nine months ended September 30, 2025 and 2024 was $28.2 million and $21.8 million, respectively, an increase of $6.4 million, or 30%. This increase was primarily due to the recognition of a $25.0 million upfront payment resulting from the execution of the Recordati Licensing Agreement and higher royalties as a result of an increase in partner sales within their respective territories. During the nine months ended September 30, 2024, we recognized a $15.0 million milestone and $4.0 million change in estimate resulting from the regulatory approval of VASCEPA under the REDUCE-IT indication in China in June 2024.

Cost of goods sold. Cost of goods sold during the nine months ended September 30, 2025 and 2024 was $66.7 million and $75.4 million, respectively, a decrease of $8.6 million, or 11%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2025 and 2024 was sourced from multiple API suppliers.

Our overall gross margin on product sales for the nine months ended September 30, 2025 and 2024 was 51% and 48%, respectively. The increase in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2025 and 2024 was $94.9 million and $115.3 million, respectively, a decrease of $20.4 million, or 18%. Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 are summarized in the table below:

	Nine months ended September 30,
In thousands	2025	2024
Selling expense (1)	$36,862	$59,669
General and administrative expense (2)	49,924	44,102
Non-cash stock-based compensation expense (3)	8,158	11,569
Total selling, general and administrative expense	$94,944	$115,340

(1)
Selling expense for the nine months ended September 30, 2025 and 2024 was $36.9 million and $59.7 million, respectively, a decrease of $22.8 million, or 38%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan, as well as decreased promotional and marketing initiatives and other cost optimization initiatives.
(2)
General and administrative expense for the nine months ended September 30, 2025 and 2024 was $49.9 million and $44.1 million, respectively, an increase of $5.8 million, or 13%. This increase is primarily due to fees associated with the ADS Ratio Change and Recordati Licensing Agreement. This increase is offset by a decrease in branded pharma fees as a result of lower sales and the reduction of costs associated with the Global Restructuring Plan.
(3)
Non-cash stock-based compensation expense for the nine months ended September 30, 2025 and 2024 was $8.2 million and $11.6 million, respectively, a decrease of $3.4 million, or 29%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

Research and development expense. Research and development expense for the nine months ended September 30, 2025 and 2024 was $14.4 million and $14.9 million, respectively, a decrease of $0.4 million, or 3%. Research and development expenses for the nine months ended September 30, 2025 and 2024 are summarized in the table below:

	Nine months ended September 30,
In thousands	2025	2024
REDUCE-IT study and presentations (1)	$719	$1,122
Fixed-dose combination (2)	—	44
Regulatory filing fees and expenses (3)	1,517	1,818
Non-clinical research activities (4)	581	1,372
Internal staffing, overhead and other (5)	9,630	7,794
Research and development expense, excluding non-cash expense	12,447	12,150
Non-cash stock-based compensation expense (6)	1,988	2,734
Total research and development expense	$14,435	$14,884

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

Restructuring expense. Restructuring expense for the nine months ended September 30, 2025 and 2024 was $32.2 million and nil, respectively. The charge in the current year is due to the implementation of the Global Restructuring Plan associated with the execution of the Recordati Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the nine months ended September 30, 2025 and 2024 was $8.3 million and $10.0 million, respectively, a decrease of $1.8 million, or 17%. Interest income, net, represents income earned on cash and investment balances. The decrease is primarily due to lower interest rates in the current year period compared to the prior year period.

Other income, net. Other income, net, for the nine months ended September 30, 2025 and 2024 was $0.4 million and $2.0 million, respectively, a decrease of $1.6 million, or 81%. Other income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility.

Benefit from (provision for) income taxes. Income tax benefit from (provision for) for the nine months ended September 30, 2025 and 2024 were provisions of $2.4 million and $6.3 million, respectively. The provision for income taxes for the nine months ended September 30, 2025 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full-year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

As of September 30, 2025, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $123.1 million and short-term investments of $163.8 million, aggregating $286.6 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2025	2024
Cash (used in) provided by:
Operating activities	$(8.5)	$(17.7)
Investing activities	12.3	(23.1)
Financing activities	(2.0)	(1.5)
Increase (decrease) in cash and cash equivalents and restricted cash	$1.8	$(42.3)

Net cash used in operating activities decreased during the nine months ended September 30, 2025 as compared to the same period in 2024. This is primarily as a result of timing and payment of invoices and accruals in 2024.

Net cash provided by investing activities during the nine months ended September 30, 2025 decreased due primarily to proceeds from the maturity of $162.3 million in investment grade interest-bearing instruments offset by the purchases of $150.0 million of investment grade interest-bearing instruments as compared to the same period in 2024 where proceeds from the maturity of investment grade interest-bearing instruments were $185.8 million, partially offset by $208.9 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities during the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily as a result of taxes paid on stock-based awards.

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

As of September 30, 2025, we had net accounts receivable of $127.3 million, current inventory of $184.7 million and long-term inventory of $9.1 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.7 billion as of September 30, 2025. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API and the generic competition in the U.S. and the efforts of our licensee of VAZKEPA in Europe.

As of September 30, 2025, we had cash and cash equivalents of $122.8 million and short-term investments of $163.8 million, aggregating $286.6 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program if we were to decide to proceed with such, for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be inaccurate, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and the Annual Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Except for our contractual obligations related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space as set forth in Note 5 – Commitments and Contingencies and Note 9 – Leases, respectively, in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes from the contractual obligations and commitments as of December 31, 2024 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three months ended September 30, 2025, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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

There have been no material changes to the risk factors presented under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 other than as set forth below. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion of risk factors affecting the Company.

Risks Related to the Commercialization and Development of VASCEPA

We are dependent on our collaboration partner for the commercialization of VAZKEPA® in 59 countries focused in Europe. If the collaboration is not successful, we may not be able to capitalize on the full market potential for VAZKEPA® in those countries.

On June 20, 2025, we licensed the rights to VAZKEPA® in the Recordati Territory to Recordati. Our ability to receive payments from these arrangements will depend on Recordati’s ability to successfully commercialize VAZKEPA® in the Recordati Territory. The Recordati Licensing Agreement may pose many risks to us, including that:

•
marketing authorizations for VAZKEPA in certain countries in the Recordati Territory have not yet been obtained and certain other authorizations will need to be transitioned to Recordati subject to approval by the relevant regulatory authorities;
•
Recordati has discretion in determining the efforts, resources and strategies they will apply to commercializing VAZKEPA® in the Recordati Territory and may not apply sufficient efforts or resources to or otherwise may pursue sub-optimal strategies for the commercialization of VAZKEPA;
•
Recordati may mismanage its supply chain (including by ordering too many or too few units of VAZKEPA® from us) and also may not or may not be able to set favorable pricing for VAZKEPA® due to regulations, generic entry or other factors, all of which could negatively impact payments owed to us;
•
Recordati may be subject to changes in key personnel or strategic focus, have limited available funding or be subject to other external factors diverting resources or competing priorities, all of which could negatively impact the commercialization of VAZKEPA® in the Recordati Territory;
•
Recordati may use our intellectual property rights or our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or otherwise expose us to potential litigation; and
•
Recordati could be involved in a business combination and the continued pursuit and emphasis on VAZKEPA® could be delayed, diminished or terminated.

If our ability to generate revenue under the Recordati Licensing Agreement is adversely impacted by these or any other risks, our right to receive additional payments from the thereunder, including our share of the revenues generated by net sales of VAZKEPA®, could be insufficient to achieve or maintain profitability or may result in VAZKEPA® being less valuable to us than if we had not entered into the Recordati Licensing Agreement.

Our reduction in force related to our Recordati Licensing Agreement with Recordati, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our business and establishing a more significant international footprint.

If we are not successful in our efforts to continue to market and sell VASCEPA in the U.S., including following our Global Restructuring Plan announced in June 2025, which reduced our headcount in Europe, primarily Europe's commercial operations, as a result of our exclusive license agreement with Recordati, our anticipated revenues or our expenses could be materially adversely affected, and we may not maintain profitability in the U.S. or obtain profitability internationally. Further, we may need to cut back on research and development activities or we may need to implement other cost-containment measures, or we may need to raise additional funding that could result in substantial dilution or impose considerable restrictions on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ADSs purchased in the third quarter of 2025 are as follows:

Period	Total Number of ADSs Purchased (1)	Average Price Paid per ADS
July 1 - 31, 2025	6,611	$13.24
August 1 - 31, 2025	7,013	12.06
September 1 - 30, 2025	2,282	13.40
Total	15,906	$12.74

(1) Represents ADSs withheld to satisfy tax withholding amounts due from employees related to the receipt of ADS which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

4.1

Form of Second Amended and Restated Deposit Agreement among Amarin Corporation plc, JPMorgan Chase Bank, N.A., as depositary (the “Depositary”), and all Holders and Beneficial Owners from time to time of American Depositary Receipts (“ADRs”) issued thereunder, including the Form of ADR attached as Exhibit A thereto

		Registration Statement on Form F-6, Exhibit (a)	July 23, 2025

10.1	Employment Agreement, between David Keenan and Amarin Pharmaceuticals Ireland Limited, dated February 25, 2022*†	Current Report on Form 8-K as Exhibit 10.1	October 22, 2025

10.2	First Amendment to the Employment Agreement, between David Keenan and Amarin Pharmaceuticals Ireland Limited, dated July 17, 2023*†	Current Report on Form 8-K as Exhibit 10.2	October 22, 2025

10.3	Second Amendment to the Employment Agreement, between David Keenan and Amarin Pharmaceuticals Ireland Limited, dated October 6, 2025*†	Current Report on Form 8-K as Exhibit 10.3	October 22, 2025

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Vice President and Global Controller (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

* Management contract or compensatory plan or arrangement.

† Certain personal information in this exhibit has been omitted in accordance with Regulation S-K Item 601(a)(6).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARIN CORPORATION PLC

By:	/s/ Aaron Berg
Aaron Berg

President and Chief Executive Officer
(Principal Executive Officer)
(On behalf of the Registrant)

Date: October 29, 2025

AMARIN CORPORATION PLC

By:	/s/ Peter Fishman
Peter Fishman

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: October 29, 2025