Form 10-K
period 2025-12-31
AMARIN CORP PLC\UK
filed 2026-03-02
CIK 897448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $334.7 million, based upon the closing price on the Nasdaq Capital Market reported for such date.

416,079,145 Ordinary Shares, 50 pence par value per share, were outstanding as of February 20, 2026, including 20,364,324 Ordinary Shares held as American Depositary Shares (ADSs), each representing 20 Ordinary Share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding the progress and timing of our clinical programs, regulatory filings and commercialization activities, and the potential clinical benefits, safety and market potential of our product candidates, as well as more general statements regarding our expectations for future financial and operational performance, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. These statements include but are not limited to statements regarding the commercial success of and benefits and market opportunity for VASCEPA (brand name VAZKEPA in Europe but predominately referenced in this document by its brand name in the United States and other countries where it is approved, VASCEPA or icosapent ethyl) and factors that can affect such success; plans to obtain regulatory approvals and favorable market access and pricing in several jurisdictions, to expand promotion of VASCEPA and statements regarding cost and pricing of VASCEPA and other treatments; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or U.S. FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectations on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures.

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

Our principal office is located at One Central Plaza, 8th Floor, 36 Dame Street, Dublin 2, Ireland. Our registered office is located at One New Change, London EC4M 9AF, England. Our primary office in the United States is located at 440 Route 22, Bridgewater, NJ 08807, USA. Our telephone number at that location is (908) 719-1315.

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

We and our seven commercial partners are in various stages: seeking or maintaining regulatory approval, obtaining government or private pricing and reimbursement, and/or commercialization. VASCEPA and VAZKEPA approvals and applications for approval globally reference either the U.S. New Drug Application, or NDA, core dossier or the EMA core dossier.

VASCEPA (U.S. NDA Core Dossier)	VAZKEPA (EMA Core Dossier)
Amarin (US)	Recordati Industria Chimica e Farmaceutica S.p.A "Recordati" (Europe) (1)
HLS Therapeutics Inc. "HLS" (Canada)	CSL Seqirus "CSL"(Australia/New Zealand)
Biologix FZCo "Biologix" (Middle East North Africa, or MENA)	Lotus Pharmaceuticals, "Lotus" (Southeast Asia)
Eddingpharm (Asia) Macao Commercial Offshore Limited "Edding" (China Territory)	Neopharm (Israel) 1996 Ltd. "Neopharm" (Israel)

(1) - As part of the Recordati partnership, agreements with Vianex S.A "Vianex" (Greece), Magnapharm Marketing & Sales Romania S.R.L. "Magnapharm" (Romania), and Salus, Veletrgovina, d.o.o, "Salus" (Slovenia) will all be transitioned to Recordati.

We are responsible for supplying VASCEPA to all markets in which the branded product is sold, including countries where the drug is promoted and sold via collaboration with third-party partners that compensate us for such supply. We are not responsible for providing any generic company with drug product. The Company operates in one business segment.

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 30 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

Company (ANDA Holder)	Distributed / Licensee	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date	Active
Hikma Pharmaceuticals USA Inc.	Hikma Pharmaceuticals USA Inc.; Northstar Rx; Bryant Ranch Pre-Pack	May 2020	November 2020	March 2023	Yes
Dr. Reddy’s Laboratories, Inc.	Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023	Yes
Teva Pharmaceuticals USA, Inc.	Teva Pharmaceuticals USA, Inc.; AvKare	September 2020	January 2023	September 2022	Yes
Apotex, Inc.	Apotex, Inc.; American Health Packaging; Golden State Medical Supply	June 2021	January 2022	–	Yes
Zydus Lifesciences	Zydus Pharmaceuticals USA	April 2023	August 2024	June 2024	Yes
Onesource Specialty (Amneal Original Filer)	Amneal Pharmaceuticals	September 2023	April 2024	April 2024	Yes
Humanwell Puracap	Epic Pharma	December 2023	March 2024	–	Yes
Ascent Pharmaceuticals, Inc.	Camber Pharmaceuticals; Northstar Rx; XL Care Pharmaceuticals	December 2023	April 2024 February 2024 August 2024	April 2024 – December 2024	Yes
Qilu Pharmaceutical Co Ltd	–	November 2024	–	–	No
PharmaObedient (Spriaso Original Filer)	–	December 2024	–	–	No
Xiamen LP Pharma Co.	Vitruvias Therapeutics	August 2025	January 2026	–	Yes

Europe

In 2021, we received marketing authorization and regulatory approval in the EU, England, Wales and Scotland.

In June 2025, we entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati Licensing Agreement, related to the development and commercialization of VAZKEPA in 59 countries focused in Europe, or the Recordati Territory. As a result of the Recordati Licensing Agreement, Recordati is solely responsible for commercializing VAZKEPA in the Recordati Territory. Recordati may sell VAZKEPA pursuant to the product reimbursements we have already obtained in Europe, as shown below, and the agreements with existing partners in the Recordati Territory being transitioned to Recordati. In addition, Recordati will use commercially reasonable efforts to pursue future product reimbursements and approvals in the Recordati Territory.

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date we have filed 20 dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient-by-patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement varies from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Annual Report, we received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently we have made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations, which has since been licensed to Recordati, in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	–	March 2022	March 2022	March 2022
Finland	–	October 2022	December 2022	December 2022
England/Wales/Northern Ireland	–	July 2022	October 2022	October 2022
Spain	–	July 2023	September 2023	September 2023
Netherlands	–	August 2023	September 2023	September 2023
Scotland	–	August 2023	August 2023	September 2023
Greece (1)	–	May 2024	June 2024	June 2024
Portugal	–	August 2024	August 2024	September 2024
Italy	–	December 2024	December 2024	January 2025
Slovenia(2)	–	September 2025	October 2025	October 2025
Austria	September 2022	February 2025	September 2022	–
Denmark	June 2022	–	June 2022	–

(1) - Vianex will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

(2) - Salus will be the sole and exclusive distributor of VAZKEPA in the Slovenian territory to import, register, distribute and commercialize VAZKEPA.

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

Rest of World (RoW)

One of our core areas of focus is continuing to work on generating revenue from our partnerships in key international markets, outside the Recordati Territory. We and our RoW partners have obtained varying levels of indication approvals and initiated or are in the process of initiating commercial launches in various territories where our partners have access. Through the date of this Annual Report, we have filed for regulatory review in 22 countries and regions and have received approval in 17 countries and regions outside of the U.S. and EMA regulatory approval authority. We have agreements in place with the following partners within the respective territories:

Partner	Agreement Date	Country	MARINE Approval	REDUCE-IT Approval	Launch Date
Edding (1)	February 2015	Mainland China	June 2023	June 2024	October 2023
		Hong Kong	–	February 2023	May 2024
Biologix (2)	March 2016	Lebanon	March 2018	August 2021	June 2018
		United Arab Emirates	July 2018	October 2021	February 2019
		Qatar	December 2019	April 2021	May 2022
		Bahrain	April 2021	April 2022	September 2023
		Kuwait	December 2021	March 2023	September 2023
		Saudi Arabia	March 2022	June 2023	September 2023
HLS	September 2017	Canada	–	December 2019	February 2020
CSL	February 2023	Australia	–	November 2022	October 2024
		New Zealand	–	January 2023	–
Neopharm (3)	August 2023	Israel	–	March 2023	May 2024
Lotus (4)	August 2023	South Korea	–	May 2025	–
		Singapore	–	December 2025	–

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

Global Restructuring Program

On June 24, 2025, the Company announced a global restructuring plan, the Global Restructuring Plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in our European operations. We expect these actions will reduce operating costs by approximately $70 million annually.

Clinical Trials

The REDUCE-IT Study (basis for expanded U.S. FDA approved indication and label expansion in December 2019; basis for EU EC approved indication and label in March 2021)

The REDUCE-IT study was a multinational, prospective, randomized, double-blind, placebo-controlled, parallel-group study to evaluate the effectiveness of VASCEPA, as an add-on to statin therapy, in reducing first major cardiovascular events in an at-risk patient population compared to statin therapy alone. The control arm of the study was comprised of patients on optimized statin therapy plus placebo. The active arm of the study was comprised of patients on optimized statin therapy plus VASCEPA. All subjects enrolled in the study had elevated triglyceride levels and either established coronary heart disease or risk factors for coronary heart disease.

It is believed that the effects of the omega-3 acid eicosapentaenoic acid, or EPA, are not due to a single mode of action, such as triglyceride lowering, but rather to multiple mechanisms working together. Studies in the scientific literature report potentially beneficial effects of EPA on multiple atherosclerosis processes, including endothelial function, oxidative stress, foam cell formation, inflammation/cytokines, plaque formation/progression, platelet aggregation, thrombus formation, and plaque rupture. With respect to triglyceride levels, our scientific rationale for the REDUCE-IT study was supported by (i) epidemiological data that suggests elevated triglyceride levels correlate with increased cardiovascular disease risk, (ii) genetic data that suggest triglyceride and/or triglyceride-rich lipoproteins (as well as LDL-C, known as bad cholesterol) are independently in the causal pathway for cardiovascular disease and (iii) clinical data that suggest substantial triglyceride reduction in patients with elevated baseline triglyceride levels correlates with reduced cardiovascular risk. The REDUCE-IT study was designed to determine the clinical benefit, if any, of stable EPA therapy in statin-treated patients with elevated triglyceride levels.

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

VASCEPA in the REDUCE-IT study demonstrated a number needed to treat, or NNT, of 21 associated with the observed 25% relative risk reduction in the first occurrence of MACE of the five-point MACE primary composite endpoint. NNT is a statistical concept intended to provide a measurement of the impact of a medicine or therapy by estimating the number of patients that need to be treated in order to have an impact on one person.

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

Overall adverse event rates in REDUCE-IT were similar across treatment groups and VASCEPA was well-tolerated. VASCEPA was associated with an increase (3% vs 2%) in the reported rate of atrial fibrillation or atrial flutter requiring hospitalization in REDUCE-IT. The incidence of atrial fibrillation was greater in patients with a previous history of atrial fibrillation or atrial flutter. It is not known whether patients with allergies to fish and/or shellfish are at an increased risk of an allergic reaction to VASCEPA. VASCEPA was associated with an increase (12% vs 10%) in the reported rate of bleeding in REDUCE-IT. The reported incidence of bleeding was greater in patients receiving concomitant antithrombotic medications, such as aspirin, clopidogrel or warfarin.

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

Based on REDUCE-IT results, as of the date of the filing of this Annual Report, more than 70 global medical societies or journals have recognized the use of icosapent ethyl, or IPE, in appropriate at-risk patients for CV risk reductions in clinical treatment guidelines, consensus statements, or scientific statements, including those statements which we were informed of by our global partners in Canada, China, Southeast Asia, Australia, and the Middle East as well as guidelines which were newly received during the fourth quarter of 2025 as listed below:

•
In November 2025, the American Heart Association, or AHA, released a Scientific Statement on Nonobstructive Coronary Artery, or NOCA, Disease in Patients with Chest Pain. The following information was included on IPE:
o
Despite reduction in LDL-C levels, residual risk remains up to 30% at 10 years, representing a needed target for pharmacologic interventions. Among medications with proven Randomized Controlled Trials data improving outcomes from residual risk, IPE has the most supporting data. In the landmark REDUCE-IT, IPE 4 g/day added to statin therapy reduced the composite of cardiovascular death, Myocardial Infarction, or MI, stroke, coronary revascularization, or unstable angina by 25% among patients with established atherosclerotic disease or diabetes and

≥1 additional cardiovascular risk factor and triglyceride levels between 135 and 499 mg/dL (HR, 0.75 [95% CI, 0.68–0.83]; P<0.001). In addition, imaging studies, such as EVAPORATE, or Effect of Vascepa on Improving Coronary Atherosclerosis in People With High Triglycerides Taking Statin Therapy, have shown that treatment with icosapent ethyl can lead to plaque regression.
•
In November 2025, the French Society of Endocrinology, the Francophone Society of Diabetes, the New Francophone Society of Atherosclerosis, and the French Society of Cardiology, released a consensus statement on the management of dyslipidemias in adults. The following recommendations and information was included on IPE:
o
Only the REDUCE-IT study with high-dose IPE (4 g/day) was associated with a significant reduction in major CV events (CV death, non-fatal MI and stroke, unstable angina, and coronary revascularization) by 25% compared to placebo (paraffin oil) in people with Hypertriglyceridemia, or HTG, in secondary prevention or living with Type 2 Diabetes on statins.
o
Based on the REDUCE-IT clinical trial, which showed a 26% reduction in CV events despite a moderate decrease in TG concentrations, IPE at 4 g/day is indicated, in addition to a statin, in patients with high or very high CV risk with HTG between 1.35 and 4.99 g/L (1.5 and 5.6 mmol/L).
o
Class IIa: In individuals with high or very high CV risk and moderate HTG (1.5-5 g/L), IPE (2 g twice daily) should be considered in addition to a statin.
•
In November 2025, the European Association of Preventive Cardiology, the European Association of Cardiovascular Imaging, of the European Society of Cardiology, or ESC, the ESC Working Group on Atherosclerosis and Vascular Biology, and the ESC Working Group on Cardiovascular Pharmacotherapy, released a scientific statement on therapies leading to coronary atherosclerosis plaque regression. The following information was included on IPE:
o
An Intravascular Ultrasound randomized controlled trial, CHERRY, assessed whether coronary plaque regression is reinforced by the addition of EPA to high-dose pitavastatin. The study showed greater regression of atheroma volumes over 6 months with the administration of EPA 1800 mg/day compared with pitavastatin alone.
o
In the EVAPORATE trial, 80 subjects were randomized to EPA vs. optimal medical treatment with more advanced low attenuation and fibrofatty plaque regression on Coronary Computed Tomography Angiography observed in the EPA group.

During 2025, we announced and supported the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

•
In March 2025, at the American College of Cardiology, or ACC, Scientific Sessions, we supported two posters, one looking at the antioxidant and anti-inflammatory effects of EPA in combination with a Glucagon-like peptide-1, or GLP-1, agonist on endothelial cells, and another looking at the antioxidant effects of EPA on Lipoprotein little a, or Lp(a), as compared to small, dense, LDL and TG rich lipoprotein.
•
In April 2025, at the European Society of Cardiology Preventive Cardiology congress in Milan, Italy, we provided grant support for two poster presentations, one evaluating eligibility for and barriers to IPE utilization in a medical clinic, and another reporting on a project aimed to improve lipid lowering for secondary prevention in a primary healthcare facility.
•
In May 2025, at the EAS Congress in Glasgow, UK, we provided grant support for two poster presentations, both reporting on the potential additive effects of eicosapentaenoic acid and a GLP-1 agonist on changes in protein expression associated with antioxidant and/or anti-inflammatory effects in response to inflammatory stimuli.
•
In June 2025, at the National Lipid Association scientific sessions in Miami, Florida, we provided grant support for a poster reporting on a pilot implementation strategy to improve post-acute coronary syndrome management of patients with hypertriglyceridemia.
•
In July 2025, at the Heart UK meeting in Coventry, England, we along with our collaborators provided support for a REDUCE-IT poster presentation analyzing the efficacy of IPE by burden of standard modifiable CV risk factors. This same data analysis was later presented in August of 2025 as an ENCORE poster presentation at the Annual Scientific Meeting of the Cardiac Society of Australia and New Zealand, with support from our partners in Australia, CSL.
•
In August 2025, at the Australasian Diabetes Congress in Queensland, Australia, we along with CSL and our collaborators supported an ENCORE poster presentation analyzing the reduction in ischemic events with IPE in patients with diabetes and prior coronary artery bypass graft.
•
At the ESC scientific session which occurred from August 29 to September 1, 2025, in Madrid, Spain, we along with our global collaborators supported five separate presentations ranging from the effect of IPE on risk and duration of hospitalizations and death in REDUCE-IT to mechanistic data looking at the antioxidant effects of EPA on Lp(a).
•
In September 2025, at the European Association for the Study of Diabetes Congress in Vienna, Austria, we along with our global collaborators supported an oral presentation analyzing the efficacy of IPE across the spectrum of baseline triglyceride to glucose index.
•
In October 2025, at the Canadian Cardiovascular Congress in Quebec, Canada, we along with our global collaborators supported two encore presentations from REDUCE-IT on the effects of IPE in secondary prevention patients with cardiovascular-kidney-metabolic syndrome, and on the effects of IPE on the risk and duration of hospitalizations and death.
•
In November 2025, at the AHA Scientific Sessions meeting in New Orleans, Louisiana, we along with our global collaborators supported four separate presentations ranging from the efficacy of IPE on CV risk reduction by aspirin use in REDUCE-IT to mechanistic data evaluating the effects of EPA on Lp(a) oxidation, and the effect of the combination of EPA and a GLP-1 agonist on protein expression in endothelial cells during inflammation.

In total, Amarin and global medical and scientific collaborators supported 45 publications inclusive of accepted abstracts, posters, and manuscripts for the year 2025.

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

United States

Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. According to the Heart Disease and Stroke Statistics—2025 Update from the AHA, CVD is the underlying cause of death in approximately one out of every three deaths – one death approximately every 34 seconds. Approximately 130 million adults in the U.S. live with one or more types of cardiovascular disease with an estimated one million new or recurrent coronary events and 795,000 new or recurrent strokes occurring each year. An estimated 25 million adults ≥20 years of age have high total serum cholesterol levels (≥240 mg/dL), and an estimated 65 million adults ≥20 years of age have borderline high or high low-density lipoprotein (“bad”) cholesterol, or LDL-C, levels (≥130 mg/dL). According to the Cardiovascular Disease: A Costly Burden for America Projections Through 2035 from the AHA, 45% of the U.S. population is projected to have some form of CVD by 2035 and total costs of CVD are expected to reach $1.1 trillion in 2035.

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

Europe and Rest of World

Cardiovascular diseases remain the leading cause of disease burden in the world. Globally, there are more than 500 million people reportedly living with cardiovascular diseases, with 290 million in China alone. In the EU, there are approximately 60 million people reportedly living with cardiovascular disease, including approximately 38 million diagnosed with ischemic heart disease, stroke or peripheral heart disease. The proportion of patients dying from cardiovascular disease is reportedly higher in Europe than in the U.S. and there are more patients on statin therapy in Europe in aggregate compared to the U.S. Caring for cardiovascular disease in Europe is expensive with annual spending estimated to currently exceed €200 billion annually.

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

The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. Similar to U.S. FDA, regulators in other countries in which we, or our partners, sell or seek to sell VASCEPA, regulate manufacturer’s quality control and manufacturing procedures. For Europe, various suppliers have been inspected and approved by European regulatory authorities and we do not anticipate supply availability limiting our partner's continued commercialization in Europe.

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

Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of December 31, 2025, we had inventory of $195.9 million, of which approximately 50% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

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

In 2020, following our unsuccessful appeals of a court ruling in favor of the Defendants, several of the Company's patents covering the MARINE indication were declared invalid. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA, have entered the U.S. market and represent our main competitors:

Company (ANDA Holder)	Distributed / Licensee	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date	Active
Hikma Pharmaceuticals USA Inc.	Hikma Pharmaceuticals USA Inc.; Northstar Rx; Bryant Ranch Pre-Pack	May 2020	November 2020	March 2023	Yes
Dr. Reddy’s Laboratories, Inc.	Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023	Yes
Teva Pharmaceuticals USA, Inc.	Teva Pharmaceuticals USA, Inc.; AvKare	September 2020	January 2023	September 2022	Yes
Apotex, Inc.	Apotex, Inc.; American Health Packaging; Golden State Medical Supply	June 2021	January 2022	–	Yes
Zydus Lifesciences	Zydus Pharmaceuticals USA	April 2023	August 2024	June 2024	Yes
Onesource Specialty (Amneal Original Filer)	Amneal Pharmaceuticals	September 2023	April 2024	April 2024	Yes
Humanwell Puracap	Epic Pharma	December 2023	March 2024	–	Yes
Ascent Pharmaceuticals, Inc.	Camber Pharmaceuticals; Northstar Rx; XL Care Pharmaceuticals	December 2023	April 2024 February 2024 August 2024	April 2024 – December 2024	Yes
Qilu Pharmaceutical Co Ltd	–	November 2024	–	–	No
PharmaObedient (Spriaso Original Filer)	–	December 2024	–	–	No
Xiamen LP Pharma Co.	Vitruvias Therapeutics	August 2025	January 2026	–	Yes

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

VASCEPA also faces competition from dietary supplement manufacturers marketing omega-3 products as nutritional supplements. Such products are classified as food, not as prescription drugs or as over-the-counter drugs, by the U.S. FDA. Most regulatory authorities outside the U.S. are similar in this regard. Some of the promoters of such products have greater resources than us and are not restricted to the same standards as are prescription drugs with respect to promotional claims or manufacturing quality, consistency and subsequent product stability. We have taken successful legal action against supplement manufacturers attempting to use the REDUCE-IT results to promote their products. Still, we cannot be sure physicians and pharmacists will view the U.S. FDA-approved, prescription-only status, and EPA-only purity and stability of VASCEPA or the U.S. FDA’s stringent regulatory oversight, as significant advantages versus omega-3 dietary supplements regardless of clinical study results and other scientific data.

Europe and Rest of World

On March 26, 2021, the EC granted approval of the marketing authorization application in the EU for VAZKEPA as an approved therapy to reduce cardiovascular risk in high-risk statin-treated patients with elevated TG levels, which is based on the REDUCE-IT indication. There is currently no other drug that is approved for cardiovascular risk reduction in Europe for at-risk patients studied in REDUCE-IT. In addition, there is currently no other direct competition in Canada or the Middle East. However, consistent with the U.S., our competitors globally include large, well-established pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies.

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

In addition, VASCEPA faces competition from dietary supplement manufacturers marketing omega-3 productions as nutritional supplements. In Europe, such products are classified as food, not as prescription drugs or as over-the-counter drugs.

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

United States Drug Development and Approval

In the U.S., the process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the U.S. FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

In the U.S., once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the U.S. FDA. U.S. FDA regulations require that products be manufactured in specific approved facilities and in accordance with pharmaceutical cGMPs, and NDA holders must list their products and register their manufacturing establishments with the U.S. FDA and certain state agencies. Third-party manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are also required to register their establishments with the U.S. FDA and certain state agencies. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the U.S. FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. In addition, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S.

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

The UK, which comprises Great Britain and Northern Ireland is not covered by EU centralized marketing authorizations. The UK has revised its system for marketing authorizations as of January 1, 2025. Among others, EU centralized marketing authorizations will no longer be effective in Northern Ireland. As of January 1, 2025, the marketing of medicines in the UK, including Northern Ireland, will be governed either by UK applicable marketing authorizations or by separate marketing authorizations applicable only in Great Britain or Northern Ireland, in each case granted by the UK MHRA. Depending on which marketing authorization a company it may need to take the relevant steps required by the UK MHRA to transform the existing EU/GB marketing authorizations to the correct new MHRA issued marketing authorization.

Periods of Authorization and Renewals

A marketing authorization in the EU is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk benefit balance by the EMA for a centrally authorized product, or by the competent authority of the authorizing Member State for a nationally authorized product. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the EU market, in the case of the centralized procedure, or on the market of the authorizing Member State for a nationally authorized product, within three years after authorization, or if the product is removed from the market for three consecutive years, ceases to be valid.

Data and Market Exclusivity

In the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison to the existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. Following the expiry of regulatory exclusivity for a product (or if a product does not qualify for regulatory exclusivity), a generic or biosimilar of the applicable product may be authorized and marketed in the EU and we would therefore need to rely upon enforcement of any surviving European patents covering the applicable product to protect against generic competition in the EU.

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

Effective January 1, 2025, among others, EU centralized marketing authorizations were no longer effective in Northern Ireland. Effective January 1, 2025, the marketing of medicines in the UK, including Northern Ireland, are governed either by UK wide applicable marketing authorizations or by separate marketing authorizations applicable only in Great Britain or Northern Ireland, in each case granted by the UK MHRA. Depending on which marketing authorization a company has it may need to take the relevant steps required by the UK MHRA to transform the existing EU/GB marketing authorizations to the correct new MHRA issued marketing authorization.

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

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, including the Final Omnibus Rule published in January 2013, collectively referred to herein as HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payor and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HITECH imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. It requires certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the California Consumer Privacy Act, or CCPA, and the European Union General Data Protection Regulation, or EU GDPR, and the UK's version of the EU GDPR, or the UK GDPR, also govern the privacy and security of health information in some circumstances, which may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The CCPA, as amended by the California Privacy Rights Act, or CPRA, establishes individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of such consumers or households. For instance, the CCPA requires covered businesses to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide California consumers with ways to opt-out of certain sales or transfers of personal information, and to limit the processing of certain personal information. In addition, the CCPA provides California consumers with a private right of action should a business' failure to maintain reasonable security measures lead to the breach of California consumers' personal information. The CPRA established the California Privacy Protection Agency, which is authorized to enforce, and to promulgate regulations under, the CCPA. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities.

The EU GDPR and UK GDPR, collectively referred to as the GDPR, as well as other national data protection legislation in force in relevant EU and European Economic Area, or EEA, member states and the UK (including the UK Data Protection Act 2018 in the UK) govern the collection, use, storage, disclosure, transfer, or other processing of personal data that is (i) carried out in the context of the activities of our establishment in any EU and EEA member state or the UK or (ii) collected in the course of offering or targeting services to or involving behavior-monitoring of individuals located in the EU or UK. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to: processing health and other sensitive data; legal bases for processing personal data, which may include obtaining consent of the individuals to whom the personal data relates; providing detailed information to individuals regarding data processing activities; implementing appropriate technical and organizational safeguards to protect the security and confidentiality of personal data; providing notification of data breaches to the relevant supervisory authorities and affected individuals; and ensuring certain contractual measures are in place when engaging third-party processors. The GDPR also imposes strict rules on the cross-border transfer of personal data to so-called third countries, including the U.S. In order to transfer personal data outside of the EEA or the UK to a third country not deemed to provide adequate protection to personal data, the GDPR requires us to enter into an appropriate transfer mechanism, and may require us to take additional steps to ensure an essentially equivalent level of data protection, including carrying out transfer impact assessments. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. In the event a legislator, government, regulator or court imposes additional restrictions on international transfers, there may be operational interruption in the performance of services for customers and internal processing of employee information. Such restrictions may also increase our obligations in relation to carrying out international transfers of personal data, and incur additional expense and increased regulatory liabilities. On June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the UK for a four year period until June 27, 2025. Similarly, the UK has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the UK and the EEA remain unaffected. Finally, GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global turnover, whichever is greater. Compliance with the GDPR is and will remain rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

The EU GDPR and UK GDPR remain largely aligned. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to administrative burdens. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the U.S. Federal Government, Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near term.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. President Trump signed multiple executive orders aimed at reducing prescription drug costs in the U.S., including: the Lowering Drug Pries by Once Again Putting Americans First executive order issued on April 15, 2025, which provided several actions the Secretary of the Department of HHS must take to optimize healthcare regulations designed to provide access to prescription drugs at lower costs, and the Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients executive order issued on May 12, 2025, which sought to establish “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. The Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most favored nation” pricing and by reaching agreements with certain drug manufacturers to offer most-favored-nation pricing on certain existing and future products. On November 6, 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) a limited duration payment model conducted through the CMS Innovation Center to allow drug manufacturers to voluntarily provide coordinated supplemental rebates to state Medicaid agencies that match international prices in certain enumerated countries. Failure to participate in the model could result in less favorable Medicaid coverage against competitors that choose to participate. Additionally, on December 19, 2025, CMS issued two additional notices of proposed rulemaking to test alternative calculations for manufacturer rebates aimed at bringing drug prices closers to those paid in identified economically similar countries: the GLOBE Model (Global Benchmark for Efficient Drug Pricing) for certain Medicare Part B drugs and the GUARD Model (Guarding U.S. Medicare Against Rising Drug Costs) for certain Medicare Part D drugs. Under these proposals, CMS would replace existing domestic inflation-based rebate calculations with new rebate obligations tied to international reference pricing benchmarks in a basket of economically comparable countries.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. There have been several changes to the 340B drug pricing program. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al., that may lead to an expansion.

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

Patents, Proprietary Technology, Trade Secrets

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. While certain key U.S. patents related to our product based on the MARINE clinical study were determined to be invalid as obvious by a district court in the U.S., it remains the case that our ability to successfully implement our business plan and to protect our products with our intellectual property will depend in large part on our ability to:

•
obtain, defend and maintain patent protection and market exclusivity for our current and future products;
•
preserve any trade secrets relating to our current and future products;
•
acquire patented or patentable products and technologies; and
•
operate without infringing the proprietary rights of third parties.

We have prosecuted, and are currently prosecuting, multiple patent applications to protect the intellectual property developed during the VASCEPA development program. As of the date of this Annual Report on Form 10-K, we had more than 100 patent applications in the U.S. that have been either issued or allowed, many of which are listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations also known as the FDA Orange Book.

Currently-issued U.S. patents for VASECPA will expire between 2027 and 2033 and contain claims directed to the methods of using icosapent ethyl to treat hypertriglyceridemia, severe hypertriglyceridemia and cardiovascular risk reduction. Our VASCEPA patent portfolio also includes many granted patents in foreign jurisdictions including pending foreign and Patent Cooperation Treaty, or PCT patent applications. European patents directed to the same subject matter as above will expire between 2027 and 2039 subject potentially to supplementary protection certificates permissible under European and member state regulations for medical products. Granted patents in other foreign jurisdictions will expire between 2030 and 2039 and may be subject to a potential further patent term extension, depending on the country. Pending applications covering VASCEPA/VAZKEPA may, if granted, provide additional patent exclusivity for the drug until 2039, where filed.

Patents and applications described above are either owned by us or exclusively licensed from others.

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

Geographies outside the U.S. in which VASCEPA is sold or under regulatory review are not subject to the U.S. patent litigation and judgment. No litigation involving potential generic versions of icosapent ethyl is pending outside the U.S. Outside the U.S., VASCEPA is currently available by prescription in certain European countries, Australia and New Zealand, Canada, China, the Middle East and North Africa, South Korea, Southeast Asia, Greece and Israel. In Canada, VASCEPA has the benefit of data protection afforded through Health Canada until the end of 2027, in addition to separate patent protection that could extend into 2039. We are pursuing additional regulatory approvals and subsequent commercialization for VASCEPA in Europe, Asia and the Middle East with our commercial partners. The EC approval provides 10 years of market protection for VASCEPA in the EU, with patent exclusivity currently extending until 2039. In addition, pending patent applications in Europe may, if granted, also provide exclusivity into 2040.

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

Attracting, developing and retaining key scientific, technical, research, marketing and other personnel is critical to our ability to implement and execute our business plan and is key to our success. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development, career opportunities and work environment. As of December 31, 2025, we had approximately 80 full-time employees located in six countries, of which 60% are located in the U.S. and 40% are located throughout Europe. For the 60% of our total employees located in the U.S., our workforce diversity representation for gender and race is 38% and 29%, respectively.

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

Compensation and Benefits

We are committed to rewarding, supporting, and developing our employees who make it possible to deliver on our strategy. To that end, we offer a comprehensive rewards program aimed at the varying health and financial needs of our employees. Our program includes market-competitive salaries and wages, bonuses and broad-based stock grants, healthcare benefits, retirement plans with employer matching provisions, paid time off and family leave and a strong commitment to corporate wellness. In addition, we have a hybrid workplace model for our offices throughout the world. We utilize independent consultants to help us ensure that our compensation and benefits are competitive with market practices and compliant with laws and regulations in the various geographies in which we operate.

Organizational Structure

At March 2, 2026, we had the following subsidiaries:

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
we are substantially dependent upon VASCEPA® (icosapent ethyl), its commercialization in the U.S. and its development and commercialization in Europe and other major markets;
•
in the U.S., we compete with and may face increasing competition from generic drug companies, non-prescription competition omega-3 fatty acids and consumer substitution, and our revenues and results of operations could continue to be materially and adversely affected;
•
we are seeking relevant pricing approvals in various countries through our partners; however, these efforts may not be successful in obtaining such approvals in a timely manner, or at all and, even if successfully obtained, we and our partners may not be successful in commercializing VAZKEPA in major markets outside the U.S.;
•
the commercial value of VASCEPA outside the U.S. may be smaller than we anticipate, particularly if we or our partners are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we or our partners are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited and our revenues and results could be adversely affected;
•
factors outside of our control may make it more difficult for VASCEPA to achieve market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to achieve sustained commercial success in the U.S. and major markets outside of the U.S.;
•
our Global Restructuring Plan effected in June 2025, and any similar efforts we may undertake in the future, may not be successful in mitigating risks and challenges associated with our U.S. business and establishing a more significant international footprint;
•
the manufacture, supply and commercialization, including promotional activities, pricing controls and reimbursement limitations, of VASCEPA and VAZKEPA are subject to regulatory oversight and scrutiny in each of the markets in which we are active. Any changes in reimbursement procedures by governments and other third-party payors may limit our and our partners’ ability to market and sell our products;
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
•
we rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily or fail to meet established deadlines;
•
any new clinical data or analysis of existing data from clinical trials involving VASCEPA and similar moderate-to-high doses of eicosapentaenoic acid or icosapent ethyl could adversely impact public perception of VASCEPA’s clinical profile and the commercial and regulatory prospects of VASCEPA;
•
we could be adversely affected by our exposure to customer concentration risk;
•
we are currently, and in the future may be, party to litigation and government investigations. Litigation, investigations or threats thereof, regardless of merit or outcome, are costly and can require significant time and resources from our management and employees;
•
we are subject to potential product liability;
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
•
changes in tax laws could have a material adverse effect on our business, financial condition and results of operations. In addition, a change in our tax residence or tax laws could have a negative effect on our future profitability;
•
potential business combinations, additional collaborations, licenses or other strategic transactions may disrupt our business or divert management’s attention;
•
our results of operations may be adversely impacted by geopolitical instability, macroeconomic events, capital markets disruption as well as trade restrictions;
•
our computer systems or those of our third party clinical research organizations or other contractors or consultants, may fail or suffer security breaches; and
•
the loss of key personnel could have an adverse effect on our business.

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

We currently derive the majority of our revenue from sales of VASCEPA. We may be substantially dependent on sales of VASCEPA for many years. Our financial condition and the success of our company will be materially adversely affected, we may have to further restructure our current operations, and our business prospects will be limited, if we experience any negative developments relating to VASCEPA. In the first quarter of 2020, the U.S. District Court for the District of Nevada issued a ruling in favor of two generic drug companies, Dr. Reddy's Laboratories, Inc., or Dr. Reddy's, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, that declared as invalid several patents of ours protecting the first U.S. FDA-approved use of our drug, to reduce severely high triglyceride levels, or the MARINE indication, or the ANDA litigation. We were unsuccessful in our appeals and our stock price was adversely and materially impacted by the ruling, the results of the appeals process and the introduction of generic competition. If other proprietary rights protecting VASCEPA or its use are challenged, our stock price could further decline, particularly if such challenges, which are costly to defend, are successful.

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

In the United States, we compete with, and may face increasing competition from generic drug companies, and our revenues and results of operations could continue to be materially and adversely affected.

Following the ANDA litigation rulings against the Company, several generic versions of icosapent ethyl have been available in the U.S. since November 2020, including for both the 0.5-gram and 1-gram capsules, and we expect that VASCEPA could face more competition from generic companies in the U.S. Increasing sales of generic versions of icosapent ethyl could continue to have a material and adverse impact on our revenues and results of operations in the U.S.

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

We are seeking relevant pricing approvals in various countries through our partners; however, these efforts may not be successful in obtaining such approvals in a timely manner or at all and even if successfully obtained, we and our partners may not be successful in commercializing VAZKEPA in major markets outside the United States.

We continue our development efforts to support commercialization of VASCEPA in major markets outside the U.S. This process is conducted on a country-by-country basis and is time consuming and complex. Our ability to generate meaningful revenues of VASCEPA outside of the U.S. is dependent on the availability and extent of coverage and reimbursement from third-party payors. In many markets around the world, these payors, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare, and their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs remain heavily scrutinized for cost containment. As a result, payors are becoming more restrictive regarding the use of biopharmaceutical products and scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures are intensified where our products are subject to competition, including from generics. Refer to Item 1. Business - Government Regulation – Pharmaceutical Pricing and Reimbursement for further details.

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

We currently have multiple partners for the development and commercialization of VASCEPA in select geographies and are assessing potential partners to commercialize VASCEPA in other parts of the world. Under the Recordati License Agreement, Recordati has as exclusive license to develop and commercialize VASCEPA in 59 countries, focused in Europe, for uses that are currently commercialized and under development based on our REDUCE-IT clinical trials. We will be eligible to receive sales-based milestone payments and royalties on net sales of VASCEPA in the Recordati Territory. The achievement of sales-based milestone events occurs when annual aggregate net sales of VASCEPA in the Recordati Territory equals or exceeds certain specified thresholds resulting in total payments of up to $150.0 million. Each such milestone payment will be payable only once regardless of how many times the sales milestone event is achieved. Our prospects under the Recordati License Agreement are dependent upon Recordati’s ability successfully commercialize VASCEPA in the Recordati Territory. We also have strategic collaborations for the development and commercialization of VASCEPA in Australia and New Zealand, Canada, China, the Middle East and North Africa, South Korea, Southeast Asia and Israel.

The dynamics and developments discussed above serve to create pressure on the pricing and potential usage of products throughout the pharmaceutical industry, including VASCEPA. Given the diverse interests in play among payors, biopharmaceutical manufacturers, policy makers, healthcare providers and independent organizations, if and whether the parties involved can achieve alignment on the matters discussed above remains unclear and the outcome of any such alignment is difficult to predict. If reimbursement of VASCEPA is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our and our partners’ ability to successfully commercialize VASCEPA outside of the U.S. may be harmed, which could have a material and negative impact on our overall business and prospects.

The commercial value of VASCEPA outside the United States may be smaller than we anticipate, particularly if we or our partners are unable to secure favorable product pricing and reimbursement levels, which vary from country to country. If we or our partners are unable to realize product reimbursement rates at reasonable price levels, or at all, patient access to VASCEPA may be limited.

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

Further, we are party to certain collaboration agreements, pursuant to which our partners are in the process of initiating commercial launches in various territories where our partners have access. Our prospects under these agreements are dependent upon our partners’ ability to successfully commercialize VASCEPA in their respective territories.

Further, securing adequate reimbursement is critical for commercial success of any therapeutic, and pricing and reimbursement levels of medications in markets outside the U.S. can be unpredictable and vary considerably on a country-by-country basis. In some foreign countries, including major markets in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with individual governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product and these negotiations are not always successful.

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

We, or our partners, may choose to not proceed with marketing VASCEPA in a particular market, even after obtaining all necessary regulatory approval, due to negative commercial dynamics. Further, with regard to any indications for which VASCEPA may gain approval in territories outside the U.S., the number of actual patients with the condition included in such approved indication may be smaller than we anticipate. In addition, we could face competition from products similar or deemed equivalent to VASCEPA in various jurisdictions through regulatory pathways that are more lenient than in the U.S. or in jurisdictions in which we do not have exclusivity from regulations or intellectual property. If any of these market dynamics exist, the commercial potential in these territories for our product would suffer.

We are dependent on our collaboration partner for the commercialization of VAZKEPA in 59 countries focused in Europe. If the collaboration is not successful, we may not be able to capitalize on the full market potential for VAZKEPA in those countries.

On June 20, 2025, we licensed the rights to VAZKEPA in the Recordati Territory to Recordati. Our ability to receive payments from these arrangements will depend on Recordati’s ability to successfully commercialize VAZKEPA in the Recordati Territory. The Recordati Licensing Agreement may pose many risks to us, including that:

•
marketing authorizations for VAZKEPA in certain countries in the Recordati Territory have not yet been obtained and certain other authorizations will need to be transitioned to Recordati subject to approval by the relevant regulatory authorities;
•
Recordati has discretion in determining the efforts, resources and strategies they will apply to commercializing VAZKEPA in the Recordati Territory and may not apply sufficient efforts or resources to or otherwise may pursue sub-optimal strategies for the commercialization of VAZKEPA;

•
Recordati has discretion to maintain the marketing authorizations that are transferred to Recordati and, in countries in the Recordati Territory where there are no marketing authorizations, Recordati has discretion to pursue and obtain marketing authorization. Recordati also has discretion over decisions and negotiations with relevant regulatory authorities regarding the price and reimbursement status of VAZKEPA in the Recordati Territory. If Recordati pursues sub-optimal strategies as to where it maintains or seeks marketing authorizations, or if Recordati does not obtain or optimize reimbursement in countries where marketing authorization is obtained, then Recordati's market access in the Recordati Territory could be limited and commercial sales of VAZKEPA could suffer;
•
Recordati could mismanage its supply chain (including by ordering too many or too few units of VAZKEPA from us) and also may not or may not be able to set favorable pricing for VAZKEPA due to regulations, generic entry or other factors, all of which could negatively impact payments owed to us;
•
Recordati may be subject to changes in key personnel or strategic focus, have limited available funding or be subject to other external factors diverting resources or competing priorities, all of which could negatively impact the commercialization of VAZKEPA in the Recordati Territory;
•
Recordati may use our intellectual property rights or our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or otherwise expose us to potential litigation; and
•
Recordati could be involved in a business combination and the continued pursuit and emphasis on VAZKEPA could be delayed, diminished or terminated.

If our ability to generate revenue under the Recordati Licensing Agreement is adversely impacted by these or any other risks, our right to receive additional payments from the thereunder, including our share of the revenues generated by net sales of VAZKEPA, could be insufficient to achieve or maintain profitability or may result in VAZKEPA being less valuable to us than if we had not entered into the Recordati Licensing Agreement.

We have limited experience as a company in commercializing VASCEPA outside of the U.S. and may be unsuccessful in developing sales internationally.

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
•
our, or our partners', inability to attract and retain adequate numbers of effective sales and marketing personnel and senior management, particularly in light of our recent reductions in force, including our Global Restructuring Plan, and turnover on the management team;
•
our, or our partners', inability to adequately train our sales and marketing personnel and our inability to adequately monitor compliance with applicable regulatory and other legal requirements;
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
•
complexities and challenges in connection with pricing and reimbursement, including our and our partner's ability to secure adequate reimbursement coverage;
•
the lack of complementary products to be offered may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
an inability by us or our partners to obtain regulatory and marketing approval or establish marketing channels in foreign jurisdictions.

If we experience one or more of the setbacks described above, we may not be able to pursue international regulatory and commercial efforts in a cost effective manner, or at all, which could cause our stock price to decline.

Government and commercial payor actions outside of the U.S. have affected and will continue to affect access to and sales of our products.

Outside of the U.S., we expect countries will continue to take actions to reduce their drug expenditures. International reference pricing, or IRP, has been widely used by many countries outside the U.S. to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. Some countries also allow additional rebates or discounts to be negotiated. The outcome of such negotiations can be uncertain and could become publicly disclosed in the future. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Thus, there can be no certainty that we will negotiate satisfactory reimbursement or pricing rates in markets outside of the U.S. in a timely manner, or at all, or even if we are successful in obtaining satisfactory coverage and reimbursement, we may be unsuccessful in sustaining such coverage and reimbursement, or could face challenges as to the timeliness or certainty of payment by payors to physicians and other providers, which would have a material and adverse impact on our commercialization efforts outside of the U.S. We as an organization have limited experience in navigating the pricing and reimbursement regimes outside of the U.S. The foreign regimes are varied and complex, and this might hinder our effectiveness in establishing satisfactory pricing, coverage and reimbursement levels in a timely manner or at all.

Factors outside of our control may make it more difficult for VASCEPA to achieve market acceptance by physicians, patients, healthcare payors and others in the medical community at levels sufficient to achieve sustained commercial success in the U.S. and major markets outside of the U.S.

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

If regulatory authorities and medical guideline committees outside of the U.S. and Europe draw conclusions that differ from those of the U.S. FDA or the EC, the U.S. FDA or the EC could reevaluate its conclusions as to the safety and efficacy of VASCEPA. Likewise, if additional data or analyses released from time to time do not meet expectations, the perception of REDUCE-IT results and the perceived and actual value of VASCEPA may suffer. In these instances, our revenue and business could suffer and our stock price could significantly decline.

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

In November 2020, we announced statistically significant topline results from a Phase 3 clinical trial of VASCEPA, conducted by our partner in China, Eddingpharm (Asia) Macao Commercial Offshore Limited, or Edding, which investigated VASCEPA as a treatment for patients with very high triglycerides. China’s National Medical Products Administration, or NMPA, approved VASCEPA as an adjunct to diet to reduce the levels of triglyceride in adult patients suffering from severe hypertriglyceridemia (≥500mg/dL) and in October 2023, Edding submitted a regulatory filing to the NMPA and was approved on June 28, 2024. Following approval, Edding is working to secure National Reimbursement Drug Listing for VASCEPA in Mainland China under the REDUCE-IT indication. Even though the results from these trials were positive, additional clinical development efforts may be necessary in these markets to demonstrate the effectiveness and safety of VASCEPA, which may be costly to pursue, or may not produce the desired or expected results.

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

Disruptions at the U.S. FDA and other agencies may also slow the time necessary for regulatory review by necessary government agencies or for the U.S. FDA to take action with respect to other regulatory matters, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including for 43 days beginning in October 2025, and certain regulatory agencies, such as the U.S. FDA and the U.S. Securities and Exchange Commission, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs again in the future, it could significantly impact the ability of the U.S. FDA and other agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Consistent with the competitive landscape in the U.S., our competitors outside of the U.S. include large, well-established and experienced pharmaceutical companies, specialty and generic pharmaceutical companies, marketing companies, and specialized cardiovascular treatment companies. We have limited experience as a company self-commercializing VASCEPA outside of the U.S. and instead rely on local partners and licensing partners.

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

As generic competitors seek to compete with VASCEPA in the U.S. and elsewhere, we could face additional challenges to our patents and additional patent litigation.

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

The generic market entries beginning in 2020 have limited our U.S. sales and had an adverse impact on our business and results of operations. In addition, generic market entry, whether limited to its approved indication or not, can create market disruption that leads to an overall slowing of market growth regardless of whether the net price of the generic entry is higher or lower than the net price of the branded drug. Such disruption includes potential stock shortages of the generic market entry at retail pharmacies and wholesalers which can cause filling of prescriptions for patients to be delayed or abandoned. Sponsors of generic entries typically do not fund market education initiatives to help healthcare professionals and at-risk patients learn about a new drug, which, particularly for a recently launched drug, can potentially limit overall growth. And certain states impose restrictions on the promotion of branded drugs, particularly if the generic market entry is less expensive than the branded drug. While some companies with generic competition elect to launch an authorized generic form of the drug to counter the perception, real or imagined, that generics are less expensive, if launched, an authorized generic is typically aligned with reduction or elimination of promotion of the associated branded drug, thus limiting the extent of market growth and potentially contracting the overall size of the realized market penetration. While an authorized generic could be profitable, the market opportunity for growth from an authorized generic is likely less than from promotion of a branded drug, and as such we have not launched an authorized generic version of icosapent ethyl to date, but may elect to do so in the future.

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

With respect to sales and marketing activities, advertising and promotional materials must comply with U.S. FDA rules in addition to other applicable federal and local laws in the U.S. and in other countries. The result of our litigation and settlement with the U.S. FDA, as discussed above, may cause the government to scrutinize our promotional efforts or otherwise monitor our business more closely. Industry-sponsored scientific and educational activities also must comply with U.S. FDA and other requirements. In the U.S., the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Manufacturing facilities remain subject to U.S. FDA inspection and must continue to adhere to the U.S. FDA’s pharmaceutical current good manufacturing practice requirements, or cGMPs. Application holders must obtain U.S. FDA approval for product and manufacturing changes, depending on the nature of the change. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also subject to periodic unannounced inspections by the U.S. FDA and state agencies for compliance with cGMP requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. In addition, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the U.S. FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the U.S. FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

In addition, all of the above factors may also apply to any regulatory approval for VASCEPA obtained in territories outside the U.S. In Europe, restrictions regarding off-label promotion are in some ways more stringent than in the U.S., including restrictions covering certain communications with shareholders. Given our inexperience with marketing and commercializing products outside the U.S., in certain territories we may need to rely on third parties, such as our partners in Canada, China, Europe and the Middle East, to assist us in dealing with any such issues and we will have limited or no control over such partners.

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Our ability to successfully commercialize VASCEPA, or any future products, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for any such products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. The Inflation Reduction Act, or IRA, enacted in the U.S. in an effort to manage certain drug prices, includes provisions such as a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services, or HHS, rebate rule that would have limited the fees that Pharmacy Benefit Managers, or PBMs, can charge. Refer to Item 1. Business - United States Healthcare Reform and Legislation and Item 1. Business - Pharmaceutical Pricing and Reimbursement for further details.

Additionally, we are subject to changes in laws, regulations, administration policies and judicial rulings related to drug pricing and reimbursement. The Trump Administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the U.S. FDA and other federal agencies, which may impose policy changes that create additional uncertainty for our business. On May 12, 2025, President Trump issued an Executive Order, or Executive Order, directing the HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to align American drug prices with those of comparable developed nations. If significant progress to MFN is not achieved, the Executive Order grants HHS with rulemaking authority to impose MFN pricing and the U.S. FDA commission with authority to review and potentially modify or revoke approvals granted for drugs that may be unsafe, ineffective, or improperly marketed. Certain drug manufacturers have entered into agreements with the administration to lower drug prices and agreed to participate in the TrumpRx direct-to-patient marketing website. In addition, CMS is expected to release its proposed rule the Global Benchmark for Efficient Drug Pricing, or GLOBE Model. The GLOBE Model proposed rule will provide insight into the framework the administration is seeking to use to advance drug pricing policy. The implications and consequences of these actions and subsequent actions by the Trump administration to compel an MFN regulatory pricing requirement in the U.S. continue to remain unclear and uncertain and could ultimately result in litigation. Other recent actions include imposing tariffs on imported pharmaceutical products and working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising as part of the MAHA Commission’s recent Strategy Report. The measures adopted in the future, may result in downward pressure on the price that we or our partners receive for VASCEPA. Accordingly, such reforms, if enacted, could have an adverse effect on our revenue and may affect our overall financial condition.

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

Although we have withdrawn from the Medicaid Drug Rebate program and the 340B drug pricing program effective October 1, 2024, during the year ended December 31, 2024, we previously participated in such programs. If we become aware that our Medicaid pricing data reporting for a prior quarter was incorrect or has changed as a result of the pricing data, we must resubmit the corrected data for up to three years following the original due date. Under the Medicaid Drug Rebate program, we were required to pay a rebate to each state Medicaid program for our covered outpatient drugs that were dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid. Those rebates were based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any commercial entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to have complied with these price reporting and rebate payment obligations could negatively impact our financial results.

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

In the U.S., Europe and other regions globally, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors decide which products and services they will cover and the conditions for such coverage. For example, from July 1, 2024 through June 30, 2025, a large national PBM did not cover VASCEPA as the exclusive icosapent ethyl product for its commercial national formularies and transitioned VASCEPA to not covered status. While this decision did not impact VASCEPA coverage within Medicare Part D formularies of the PBM, the PBM's decision not to cover VASCEPA as the exclusive icosapent ethyl product for its commercial formularies limited our ability to market and sell VASCEPA.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in recent administrative policy efforts, such as Trump RX and MFN pricing, several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

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

Compliance with data protection laws and regulations in the U.S. and other jurisdictions in which we collect data could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Legislatures and regulators around the world continue to focus on privacy and data protection issues, including with respect to consumer health data; we expect legal requirements in this space to continue to evolve, which may add complexity to our compliance efforts. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, require us to dedicate new or additional operational or compliance resources, and could result in adverse publicity that could harm our operating results and business.

The use or anticipated use of artificial intelligence, or AI, technologies, including generative AI, by us or third parties, may increase or create new operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that the models may be flawed, misused or otherwise function in an unexpected manner; the data sets on which the models are trained may be insufficient, of poor quality, lack transparency, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. The speed at which the technology is being adopted, and the uncertainty regarding the scope and details of laws, regulations or standards governing its use—and in particular, the scope and form of risk assessments that must be undertaken by developers or deployers of AI systems deemed to represent a high-risk to human safety—combined with the growing interest by various legislatures and regulators to address the development and deployment of AI technologies in a manner which may not be consistent across jurisdictions, increases these risks. If AI-based outputs are deficient or inaccurate, or if AI technologies are otherwise misused, we could be subjected to potential legal liability and brand or reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could affect our market position. Furthermore, use of AI-based software may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

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

As we continue to scale our infrastructure for commercializing VASCEPA based on market dynamics for VASCEPA in the United States and commercial initiatives and plans for VAZKEPA in other parts of the world, we may encounter difficulties in managing the size and adaptability of our operations successfully.

The process of establishing, maintaining, expanding and streamlining a commercial infrastructure is difficult, expensive and time consuming, particularly when such efforts need to adapt to changing market and business dynamics. We do not have a sales team to promote VASCEPA to physicians and other healthcare professionals in the U.S., and will rely on only our managed care and trade organization to support sales of VASCEPA in the U.S.

In addition to the elimination of our sales force in the U.S., we continue to work on our own and with our international partners to support regulatory efforts outside the U.S. based on REDUCE-IT results. If we are successful in obtaining sufficient approvals and adequate pricing and reimbursement levels in major markets in Europe and elsewhere, we will need to ensure that our operations are adequate to support a commercial launch and continued promotion. As a result of our Global Restructuring Plan, we eliminated commercial roles in the Company’s European operations. We will be operating with streamlined teams in Europe and elsewhere outside the U.S.; however, we will anticipate the need to expand internally and expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties as our partners progress in Europe and elsewhere outside the U.S. Future growth and streamlining efforts will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate the right number of employees. The time required to secure reimbursement tends to vary from country to country and cannot be reliably predicted at this time. Our future financial performance and our ability to commercialize VASCEPA and to compete effectively will depend, in part, on our ability to manage our future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train, integrate and retain an appropriate level of management, administrative and sales and marketing personnel and have limited experience managing a commercial organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Expanding manufacturing capacity and qualifying such capacity is complex and subject to numerous regulations and other operational challenges. We require supply capacity to support our direct and indirect commercialization of VASCEPA. We are also committed to providing supply to our commercial partners and distributors in Australia and New Zealand, Canada, China, Europe, the Middle East and North Africa, South Korea, Southeast Asia and Israel, and we anticipate potential additional supply requirements as we pursue commercial opportunities in other countries. The resources of our suppliers vary and are limited; costs associated with projected expansion and qualification can be significant, and lead-times for supply purchases and capacity expansion are long requiring certain supply related decisions and commitment to be made in advance of commercial launch, including in China and various European countries. Our aggregate capacity to produce API is dependent upon the continued qualification of our API suppliers and, depending on the ability of existing suppliers to meet our supply demands, the ability to qualify any new suppliers. If no additional API supplier is approved by the U.S. FDA as part of an sNDA, our API supply will be limited to the API we purchase from previously approved suppliers. For example, the EMA has not yet approved use of each of our suppliers used for VASCEPA in the U.S. for supply of VAZKEPA in the EU.

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

We have limited experience commercializing VASCEPA outside the U.S., and we may not be successful in building an infrastructure, including a sales force, that can navigate the regulatory and other dynamics outside of the U.S. We are currently, and may continue to be, substantially dependent on third parties for our international efforts, and we may not be successful in negotiating or establishing relationships with business partners to support and maintain control over our international activities.

We have expanded our VASCEPA commercialization activities outside of the U.S. through several contractual arrangements in territories including Australia and New Zealand, Canada, China, Europe, the Middle East and North Africa, South Korea, Southeast Asia and Israel. We continue to assess other opportunities to develop VASCEPA commercialization outside of the U.S. through similar arrangements.

Edding is responsible for development and commercialization activities in the China Territory and associated expenses under our development, commercialization and supply agreement with them. Additionally, Edding is required to conduct clinical trials in the China Territory to secure regulatory approval in certain territories. Edding has successfully undertaken clinical trials and approval initiatives under our arrangement with them, including the announcement of statistically significant positive topline results from Edding’s Phase 3 clinical trial of VASCEPA and has obtained approval for VASCEPA in Hong Kong under the REDUCE-IT indication and in Mainland China under the MARINE indication. In June 2024, Edding received approval for the REDUCE-IT indication in Mainland China. Any development and regulatory efforts in the China Territory may be negatively impacted by heightened political tension between China and the U.S., including issues expressed between the countries regarding trade practices, tariffs and honoring intellectual property rights. If Edding is not able to continue to effectively commercialize VASCEPA in the China Territory, we may not be able to continue to generate revenue from our agreement with Edding resulting from the sale of VASCEPA in the China Territory.

We are party to arrangements with Biologix FZCo, or Biologix, to register and commercialize VASCEPA in several Middle Eastern and North African countries; with HLS Therapeutics Inc., or HLS, to register, commercialize and distribute VASCEPA in Canada; with Recordati Industria Chimica e Farmaceutica S.p.A., or Recordati, to develop and commercialize VAZKEPA in 59 countries, focused in Europe; with CSL Seqirus, or CSL, to secure pricing and reimbursement, commercialize and distribute VASCEPA in Australia and New Zealand; with Lotus Pharmaceuticals, or Lotus, to register, commercialize and distribute VASCEPA in several countries in Southeast Asia; with Vianex S.A. to import, register, distribute and commercialize VAZKEPA in Greece; and with Neopharm (Israel) 1996 Ltd., or Neopharm, to distribute VASCEPA in Israel. Although Biologix is currently actively commercializing VASCEPA in the United Arab Emirates, Lebanon, Kuwait and Saudi Arabia, and HLS is currently commercializing VASCEPA in Canada, we are completely reliant on these third parties to successfully commercialize the product in those markets, which markets can be complex and challenging.

Under the Recordati License Agreement, Recordati has an exclusive license to develop and commercialize VASCEPA in 59 countries, focused in Europe, for uses that are currently commercialized and under development based on our REDUCE-IT clinical trials. We will be eligible to receive sales-based milestone payments and royalties on net sales of VASCEPA in the Recordati Territory. The achievement of sales-based milestone events occurs when annual aggregate net sales of VASCEPA in the Recordati Territory equals or exceeds certain specified thresholds resulting in total payments of up to $150.0 million. Each such milestone payment will be payable only once regardless of how many times the sales milestone event is achieved. Our prospects under the Recordati License Agreement are dependent upon Recordati’s ability successfully commercialize VASCEPA in the Recordati Territory.

If Recordati, Edding, Biologix, HLS, CSL, Lotus, Neopharm or Vianex, or other third parties who we rely on for development and commercialization of VASCEPA, do not successfully carry out their contractual obligations or meet expected deadlines, our recourse and remedies against these parties is limited.

We have limited experience working with partners outside the U.S. to develop and market our products in non-U.S. jurisdictions. In order for our partners to market and sell VASCEPA in any country outside of the U.S. for any indication, it will be necessary to obtain regulatory approval from the appropriate regulatory authorities. The requirements and timing for regulatory approval, which may include conducting clinical trials, vary widely from country to country and may in some cases be different than or more rigorous than requirements in the U.S. Any failure by us or our partners to obtain approval for VASCEPA in non-U.S. jurisdictions in a timely manner may limit the commercial success of VASCEPA and our ability to grow our revenues. Any failure by our commercialization or development partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties and milestones payable to us) may adversely affect our results of operations.

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

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. In addition, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying U.S. FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business, including the Investigations referenced above. Such investigations can be lengthy, costly and could materially affect and disrupt our business. If the government determines that we have violated the U.S. Anti-Kickback Statute, the FCA or antitrust regulations, we could be subject to significant civil and criminal fines and penalties. The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (e.g., Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

In addition, investigator-initiated trials, or IITs, which are scientific research that is initiated, sponsored, and conducted by an independent investigator(s) and/or institution(s) not affiliated with us, are being, and additional IITs, may be conducted involving potential product candidates. The investigator, sponsor, and/or investigator/sponsor remains responsible for conception, design, data analysis, publication, and compliance with applicable law. Investigator-initiated trials can contribute towards enhancing the understanding of products (such as mechanism of action) and sparking new ideas for further research; however, IITs are generally not supported by pharmaceutical companies for the purposes of generating data that can lead to product labelling changes. Even if an IIT has positive results, additional studies, along with regulatory agency guidance and approval, would be required to advance a pharmaceutical product to the next stage of development and new potential labelling changes or indications. If we are unable to confirm or replicate the results from an IIT or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the IIT been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Negative results in IITs could have a material adverse effect on our efforts to obtain regulatory approval for such product candidates and the public perception of such product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

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

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. Refer to Item 1. Business - Patents, Proprietary Technology, Trade Secrets for further details.

We plan to vigorously defend our rights under issued patents, however such defense activities can be costly to pursue and may not have the desired results. On November 30, 2020, we filed a patent infringement lawsuit against Hikma for making, selling, offering to sell and importing generic icosapent ethyl capsules in and into the U.S. in a manner that we allege has induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss our lawsuit for failure to state a claim. Thereafter, we appealed the district court dismissal to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court's ruling, finding that our allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024. which was denied on October 17, 2024, and the case was remanded to the district court. On February 14, 2025, Hikma filed a petition for a writ of certiorari with the Supreme Court of the U.S. seeking review of the Federal Circuit decision reversing the district court. On January 16, 2026, the Supreme Court granted Hikma’s petition to review the Federal Circuit decision, and thereafter, on January 20, 2026, the District Court granted a stipulation proposed by the parties to stay the District Court proceedings pending the conclusion of Hikma’s appeal before the Supreme Court. We cannot predict the outcome or the impact on its business. The Company intends to continue to vigorously enforce its intellectual property rights relating to VASCEPA, but cannot predict the outcome of these lawsuits or any subsequently filed lawsuits.

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

Because of the inherent nature of estimates, including the impact from U.S. generic competition, we have suspended providing net revenue guidance, as there could be significant differences between our estimates and the actual amount of product demand. If we fail to realize or if we change or update any element of our publicly disclosed financial guidance as we have done in the past or other expectations about our business and initiative change, our stock price could decline in value.

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

Furthermore, because of the specialized nature of our business, as our business plan progresses, we will be highly dependent upon our ability to attract and retain qualified scientific, technical and key management personnel. As we continue to expand our commercialization efforts globally, we may experience continued or increased turnover among members of our senior management team. We may have difficulty identifying, attracting and integrating new executives to replace any such losses. In the U.S., where we have recently eliminated all sales force positions, employees are increasingly being recruited by other companies. The current and potential threat of generic competition can create employee uncertainty which could lead to increased employee turnover. There is intense competition for qualified personnel in the areas of our activities. In this environment, we may not be able to attract or retain the personnel necessary for the development of our business, particularly if we do not achieve profitability. The failure to recruit key scientific, technical and management personnel would be detrimental to our ability to implement our business plan.

Our internal computer systems, or those of our third‑party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our commercial, research and development and other programs.

Despite the implementation of security measures, our internal computer systems and those of our third‑party clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Any such incident could cause interruptions in our operations or a material disruption of our programs. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or third party data or applications on which we rely, relating to our technology or products candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and our research and development program could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. Our and our partners' use of smart products, Internet of Things and artificial intelligence subjects us to increased cyber and technology risks. The secure operation of these information technology systems and networks is critical to our business operations and strategy. The risk of cybersecurity attacks may increase as artificial intelligence capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks, with the possibility of additional vulnerabilities being introduced through our own use of artificial intelligence and its use by our stakeholders, including vendors.

In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks and to repair our reputation in the market. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation related to our data collection and use practices or alleged violations of data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. We may incur significant costs or be required to divert significant internal resources as a result of any regulatory actions or private litigation. Any of the foregoing consequences may adversely affect our business and financial condition.

Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm. Moreover, while we maintain cybersecurity insurance to mitigate the potential financial impact of any such event, it may be insufficient to cover all costs stemming from a cyber - or data protection-related incident and such insurance may not be available on commercially feasible terms in the future.

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

Any lawsuit that we or our directors or officers are a party to, regardless of merit, may result in an unfavorable judgment. Additionally, we may decide to settle lawsuits on unfavorable terms. Any such lawsuit may result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices, which could adversely affect our business. Any proceeding in which we are or may become involved could result in substantial costs, penalties and fines as well as a diversion of management's attention and resources, which could harm our business. Please refer to Item 3. Legal Proceedings for additional information regarding litigation to which the Company is a party.

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

A significant portion of our sales are to wholesalers in the pharmaceutical industry. Three customers individually accounted for 10% or more of our U.S. gross product sales. Customers A, B, and C accounted for 28%, 27%, and 31%, respectively, of gross product sales for the year ended December 31, 2025 and represented 23%, 17%, and 43%, respectively, of the gross accounts receivable balance as of December 31, 2025. Customers A, B, and C accounted for 32%, 27%, and 30%, respectively, of gross product sales for the year ended December 31, 2024 and represented 25%, 13%, and 45%, respectively, of the gross accounts receivable balance as of December 31, 2024. We expect that we may have customer concentration risk as we enter additional countries. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will incur continued losses for an indefinite period of time.

We have not yet reached sustained profitability. For the fiscal years ended December 31, 2025, 2024 and 2023, we reported net losses of approximately $38.8 million, $82.2 million and $59.1 million, respectively. We had an accumulated deficit as of December 31, 2025 of $1.7 billion. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and costs related to the commercialization of VASCEPA. Additionally, as a result of our significant expenses relating to commercialization and research and development, we expect to continue to incur significant operating losses for an indefinite period. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital.

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
•
the timing and ability of efforts outside the U.S., to develop, register and commercialize VASCEPA, including obtaining necessary regulatory approvals, favorable pricing and establishing marketing channels;
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
•
the timing, cost and level of investment in our sales and marketing efforts to support VASCEPA sales, and our cost and reorganization efforts, including our Global Restructuring Plan announced in June 2025, and the resulting effectiveness of those efforts;
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

We currently operate with limited resources. We believe that our cash and cash equivalents balance of $134.7 million and short-term investment balance of $167.9 million as of December 31, 2025, aggregating $302.6 million, will be sufficient to fund our projected operations for at least 12 months from the issuance date of consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect or fail to achieve positive cash flow. Depending on the level of cash generated from operations, and depending in part on the rate of prescription growth for VASCEPA, additional capital may be required to support planned VASCEPA promotion and potential VASCEPA promotion beyond which we are currently executing and for commercialization of VAZKEPA in Europe. If additional capital is required and we are unable to obtain additional capital on satisfactory terms, or at all, we may be forced to delay, limit or eliminate certain promotional activities. We anticipate that quarterly net cash outflows in future periods will be variable as a result of the timing of certain items, including our purchases of API and VASCEPA promotional and educational activities, including launch activities in Europe, on our operations and those of our customers and any current or potential generic competition.

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

Tax law and policies in the U.S. and Ireland are unsettled and may be subject to significant change, including based on adjustments in political perspectives and administration shifts. In the U.S. and internationally, the method of taxation of entities with international operations, like us, has been subject to significant reevaluation. We believe we developed VASCEPA in and from Ireland based on understanding of applicable requirements. In recent years, particularly since 2013 when commercial sale of VASCEPA commenced in the U.S., the majority of our consolidated operations have been in the U.S. Ownership of VASCEPA continues to reside with our wholly-owned Ireland-based subsidiary, Amarin Pharmaceuticals Ireland Ltd., and oversight and operations of that entity are structured to be maintained in Ireland. In order to effectively utilize our accumulated net operating loss carryforwards for tax purposes in Ireland, our operations, particularly for this subsidiary, need to be active in Ireland under applicable requirements. In addition, utilization of these accumulated net operating loss carryforwards assumes that tax treaties between Ireland and other countries, particularly the U.S., do not change in a manner that limit our future ability to offset earnings with these operating loss carryforwards for tax purposes.

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

Risks Related to Ownership of our ADSs and Ordinary Shares

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

The price of our ADSs may be volatile.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the securities of many pharmaceutical and medical technology companies have been especially volatile in the past, and this trend is expected to continue in the future.

As of February 20, 2026, we had 416,079,145 ordinary shares outstanding including 20,364,324 shares held as ADSs and 8,792,657 held as ordinary shares (which are not held in the form of ADSs). There is a risk that there may not be sufficient liquidity in the market to accommodate significant increases in selling activity or the sale of a large block of our ADSs. Our ADSs have historically had limited trading volume, which may also result in volatility. Our planned share repurchase program, would, if implemented, reduce the number of ADSs outstanding and could result in reduced trading volumes. If any of our large investors seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

The market price of our ADSs may also be affected by factors such as:

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

Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2025 and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, because PFIC status is based on our income, assets and activities for the entire taxable year, which we expect may vary substantially over time, it is not possible to determine whether we will be characterized as a PFIC for any taxable year until after the close of the taxable year. Moreover, we must determine our PFIC status annually based on tests that are factual in nature, and our status in future years will depend on our income, assets and activities in each of those years. There can be no assurance that we will not be considered a PFIC for any taxable year.

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
•
In the UK, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares. If acceptances are not received for 90% or more of the ordinary shares (and 90% of the voting rights carried by those ordinary shares) under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs (and 90% of the voting rights) will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting for approval, as well as the approval of the UK High Court.
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

We are incorporated under the laws of England and Wales, and our subsidiaries are incorporated in various jurisdictions, including foreign jurisdictions. A number of the officers and directors of each of our subsidiaries are not residents of the U.S., and all or a substantial portion of the assets of such persons are located outside the U.S. As a result, it may not be possible for investors to affect service of process within the U.S. upon such persons or to enforce against them judgments obtained in U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws. We have been advised by our English solicitors that there is doubt as to the enforceability in England in original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent predicated upon the U.S. federal securities laws.

Holders of ADSs may not have the same voting rights as holders of ordinary shares and may not receive voting materials in time to be able to exercise their right to vote.

Holders of ADSs are not able to exercise voting rights attaching to ordinary shares underlying our ADSs on an individual basis. Each holder of ADSs has appointed the depositary or its nominee as the holder’s representative to exercise, pursuant to the instructions of the holder, the voting rights attaching to our ordinary shares underlying our ADSs. Holders of ADSs may not receive voting materials in time to instruct the depositary to vote, and it is possible that they, or persons who hold their ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote.

U.S. holders of ordinary shares, including ordinary shares held in the form of ADSs, may be subject to U.S. federal income taxation at ordinary income tax rates on undistributed earnings and profits.

There is a risk that we will be classified as a controlled foreign corporation, or CFC, for U.S. federal income tax purposes. If we are classified as a CFC, any ADS holder or shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power or value of our outstanding ordinary shares may be subject to U.S. income taxation at ordinary income tax rates on all or a portion of our undistributed earnings and profits attributable to “subpart F income” and net CFC tested income. Such 10% holder may also be taxable at ordinary income tax rates on any gain realized on a sale of ordinary shares or ADS, to the extent of our current and accumulated earnings and profits attributable to such shares. The CFC rules are complex and U.S. holders of the ordinary shares or ADSs are urged to consult their own tax advisors regarding the possible application of the CFC rules to them in their particular circumstances.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our business, financial condition and results of operations could be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Economic uncertainty in various global markets, including the U.S., Europe, South America and the Middle East, caused by political instability and conflict, including Ukraine, Israel and the Gaza Strip, and Venezuela, changes in the majority party governing countries around the world, including the U.S., and economic challenges have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflicts, geopolitical tensions, inflation, market volatility or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Our business may be adversely affected by tariffs, trade sanctions or similar government actions.

The imposition and ongoing discussions regarding certain trade restrictions, sanctions and tariffs on goods exported from the U.S. or imported into the U.S., as well as retaliatory measures enacted in response to such actions and related market volatility, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies. These developments have had, and may in the future have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity, lower product demand and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us. While we believe we have sufficient supply in the U.S. to address demand in the near-term, there can be no assurance that any changes to trade policies would not have a material adverse impact on our operations and financial results.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. Our security efforts are aimed at preserving the confidentiality, integrity, and continued availability of information under our control or in our possession with the aim to continually improve security features in order to keep pace with the evolving cybersecurity threat landscape.

Risk Management and Strategy

Our cybersecurity risk identification, assessment and management response process is a critical part of our overall enterprise risk management, or ERM, program. Within our ERM framework, we adhere to our Global Information Technology Policy, or IT Policy, among a host of other policies and procedures aimed at providing guidelines and standards to ensure the security, integrity, reliability and recoverability of our systems and infrastructure. Our Information Technology and Security team is responsible for the management, maintenance, and monitoring of our critical internal digital assets, as well as response to any security incidents. We rely on the outsourcing of certain key business functions, including laboratory work, clinical research, and the manufacturing and distribution of our product. Prior to engagement, we vet these third party partners using our established Vendor Risk Assessment policies and procedures to ensure that proper cybersecurity and risk mitigation strategies are in place and functioning.

We employ and manage various third-party partnerships to help protect us from cybersecurity threats. These organizations provide services such as penetration testing, security assessments, as well as 24 hours per day monitoring, alerting and response, including incident responses, all of which adhere to our overall ERM framework. Among other things, these service providers evaluate and rank our cybersecurity maturity and coverage, and keep us informed of emerging global threats. Our digital infrastructure undergoes both internal and external audits as part of our Sarbanes-Oxley audit process and is designed to address the requirements of applicable information security standards and an evolving cyber landscape.

As of the date of this report, no cybersecurity threat, including as a result of any previous cybersecurity incidents, has materially affected or are reasonably likely to affect the Company, including our business strategy, results of operations or financial condition for the reporting period covered by this report. For information regarding cybersecurity risks, see our discussion above in Item 1A. Risk Factors - Risks Related to Our Business - Our internal computer systems, or those of our third party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our commercial, research and development and other programs.

Governance

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

Our Information Technology and Security team is led by our Executive Director of Global Information Technology and Security, who has 25 years of cyber and Enterprise IT management experience. This position monitors current cyber risk trends, engages with third party cyber security experts, and meets with the Infrastructure and Security team regularly to stay apprised of internal cyber risks.

Our internal cybersecurity testing and reporting processes allow us to rank our overall risk on a periodic basis so as to enable us to identify and respond to internal risk trends. Further, we follow escalation procedures to support the communication of cyber-related events to necessary stakeholders, including the Audit Committee of the Board, as appropriate.

Item 2. Properties

The following table lists the location, use and ownership interest of our principal properties as of March 2, 2026:

Location	Use	Ownership	Size (sq. ft.)
Dublin, Ireland	Offices	Leased	3,745
Bridgewater, New Jersey, USA	Offices	Leased	67,747

On February 11, 2025, we entered into a license agreement for office space in Dublin, Ireland, effective March 1, 2025 which terminates on February 28, 2027, and can be extended automatically for successive one-month periods.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ADSs are listed on The Nasdaq Capital Market under the symbol “AMRN”. Each ADS represents twenty (20) Ordinary Shares.

The following table sets forth the high and low prices for our ADSs in each of the quarters over the past two fiscal years, as quoted on The Nasdaq Capital Market under the symbol “AMRN.”

	ADS Stock Price
	Fiscal 2025		Fiscal 2024
	High	Low	High	Low
First Quarter	$13.40	$7.00	$27.40	$16.00
Second Quarter	$17.18	$7.60	$22.20	$12.60
Third Quarter	$17.49	$14.05	$16.40	$11.20
Fourth Quarter	$20.90	$13.41	$13.20	$8.60

Shareholders

As of January 31, 2026, there were approximately 275 holders of record of our Ordinary Shares. Our depositary, JPMorgan Chase Bank, N.A., constitutes a single record holder of our ordinary shares.

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

Share Repurchase Program

On January 10, 2024, we announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's Ordinary Shares held in the form of ADSs. We received shareholder and UK High Court approval of the share repurchase plan in April and May 2024, respectively. The Company has not commenced any share repurchases to date, but we will continue to monitor business and market conditions.

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

The following graph compares the cumulative five-year return provided to shareholders of our ADSs relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Amarin should be measured. The Nasdaq Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indices on December 31, 2020, and its relative performance is tracked through December 31, 2025.

Included in this five-year period is the substantial negative impact on the price of Amarin’s ADSs in 2020 following the loss of the Company’s MARINE indication patents.

Company/Market/Peer Company	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Amarin Corporation PLC	$68.92	$24.74	$17.79	$9.16	$14.27
NASDAQ Composite Index	$121.39	$81.21	$116.47	$153.02	$180.33
NASDAQ Biotechnology Index	$99.37	$88.53	$91.84	$91.53	$119.92

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

ADSs purchased in the fourth quarter of 2025 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 – 31, 2025	4,373	$16.43
November 1 – 30, 2025	274	16.29
December 1 – 31, 2025	739	14.00
Total	5,386	$16.09

(1)
Represents ADSs withheld to satisfy tax withholding amounts due from employees related to the exercise or vesting of equity awards.

Taxation

The following summary contains a description of material U.S., UK and Irish federal income tax consequences of the ownership and disposition of our Ordinary Shares or ADSs representing such Ordinary Shares. This summary should not be considered a comprehensive description of all the tax considerations that may be relevant to beneficial owners of ordinary shares or ADSs.

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

If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds ordinary shares or ADSs, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. A partner of an entity or arrangement treated as a partnership for U.S. federal income tax purposes that owns or disposes of ADSs should consult the partner’s tax advisor regarding the specific tax consequences of the ownership and disposition of ordinary shares or ADSs.

YOU SHOULD CONSULT YOUR ADVISOR REGARDING THE TAX CONSEQUENCES OF THE OWNERSHIP AND DISPOSITION OF ORDINARY SHARES AND ADSS IN LIGHT OF YOUR PARTICULAR CIRCUMSTANCES.

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

U.S. Holders generally may claim the amount of Irish withholding tax withheld either as a deduction from gross income or as a credit against U.S. federal income tax liability. However, the foreign tax credit is subject to numerous complex limitations that must be determined and applied on an individual basis. Generally, the credit cannot exceed the proportionate share of a U.S. Holder’s U.S. federal income tax liability that such U.S. Holder’s foreign source taxable income bears to such U.S. Holder’s worldwide taxable income. In applying this limitation, a U.S. Holder’s various items of income and deduction must be classified, under complex rules, as either foreign source or U.S. source. In addition, this limitation is calculated separately with respect to specific categories of income. The amount of a distribution with respect to the ordinary shares or ADSs that is treated as a dividend may be lower for U.S. federal income tax purposes than it is for Irish income tax purposes, potentially resulting in a reduced foreign tax credit for the U.S. Holder. Each U.S. Holder should consult its tax advisor regarding the foreign tax credit rules.

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

In certain circumstances, amounts received by a U.S. Holder upon the redemption of ordinary shares or ADSs may be treated as a dividend with respect to such ordinary shares or ADSs, rather than as a payment in exchange for such ordinary shares or ADSs that results in the recognition of capital gain or loss. In these circumstances, the redemption payment would be included in a U.S. Holder’s gross income as a dividend to the extent such payment is made out of our current or accumulated earnings and profits (as described above). The determination of whether redemption of ordinary shares or ADSs will be treated as a dividend, rather than as a payment in exchange for such ordinary shares or ADSs, will depend, in part, on whether and to what extent the redemption reduces the U.S. Holder’s ownership in us (including as a result of certain constructive ownership attribution rules). The rules applicable to redemptions are complex, and each U.S. Holder should consult its own tax adviser to determine the consequences of any redemption.

Passive foreign investment company

PFIC Rules Generally. U.S. Holders of ordinary shares and ADSs should be aware that each of Amarin and certain of its subsidiaries could constitute a PFIC for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The application of these factors depends upon our financial results for the year, which are beyond our ability to predict or control, and the application of the relevant rules is subject to legal and factual uncertainties. Based on certain estimates of our gross income and gross assets, the latter determined by reference to the expected value of our ADSs and ordinary shares, we believe that we will not be classified as a PFIC for the taxable year ended December 31, 2025, and we do not expect to be treated as a PFIC in any future taxable year for the foreseeable future. However, there can be no assurance that we will not be classified as a PFIC for any taxable year.

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

The PFIC rules are extremely complex, and U.S. Holders are urged to consult their tax advisers regarding the potential tax consequences of Amarin being classified as a PFIC.

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

U.S. Information reporting and backup withholding

U.S. Holders of ordinary shares and ADSs may be subject to information reporting and may be subject to backup withholding on distributions on ordinary shares and ADSs or on the proceeds from a sale or other disposition of ordinary shares and ADSs paid within the U.S. Payments of distributions on, or the proceeds from the sale or other disposition of ordinary shares and ADSs to or through a foreign office of a broker generally will not be subject to backup withholding, although information reporting may apply to those payments in certain circumstances. Backup withholding will generally not apply, however, to a U.S. Holder who:

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements concerning future events and our performance. When used in this Annual Report on Form 10-K, the words “may,” “would,” “should,” “could,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology are included to identify forward-looking statements. These statements include but are not limited to statements regarding the commercial success of VASCEPA and factors that can affect such success; interpretation of court decisions; plans with respect to litigation; expectation on determinations and policy positions of the United States Food and Drug Administration, or U.S. FDA; the safety and efficacy of our product and product candidates; expectation regarding the potential for VASCEPA to be partnered, developed and commercialized outside of the United States; expectation on the scope and strength of our intellectual property protection and the likelihood of securing additional patent protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products; our operating and growth strategies; our industry; our projected cash needs, liquidity and capital resources; and our expected future revenues, operations and expenditures. These forward-looking statements are based on our current expectations and assumptions and many factors could cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the factors identified in this Annual Report on Form 10-K in Item 1A, “Risk Factors”. We disclaim any intent to update or announce revisions to any forward-looking statements to reflect actual events or developments, except as required by law. Except as otherwise indicated herein, all dates referred to in this Annual Report on Form 10-K represent periods or dates fixed with reference to our fiscal year ended December 31, 2025.

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

VASCEPA (U.S. NDA Core Dossier)	VAZKEPA (EMA Core Dossier)
Amarin (US)	Recordati Industria Chimica e Farmaceutica S.p.A "Recordati" (Europe) (1)
HLS Therapeutics Inc. "HLS" (Canada)	CSL Seqirus "CSL"(Australia/New Zealand)
Biologix FZCo "Biologix" (Middle East North Africa, or MENA)	Lotus Pharmaceuticals, "Lotus" (Southeast Asia)
Eddingpharm (Asia) Macao Commercial Offshore Limited "Edding" (China Territory)	Neopharm (Israel) 1996 Ltd. "Neopharm" (Israel)

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

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 30 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

Company (ANDA Holder)	Distributed / Licensee	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date	Active
Hikma Pharmaceuticals USA Inc.	Hikma Pharmaceuticals USA Inc.; Northstar Rx; Bryant Ranch Pre-Pack	May 2020	November 2020	March 2023	Yes
Dr. Reddy’s Laboratories, Inc.	Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023	Yes
Teva Pharmaceuticals USA, Inc.	Teva Pharmaceuticals USA, Inc.; AvKare	September 2020	January 2023	September 2022	Yes
Apotex, Inc.	Apotex, Inc.; American Health Packaging; Golden State Medical Supply	June 2021	January 2022	–	Yes
Zydus Lifesciences	Zydus Pharmaceuticals USA	April 2023	August 2024	June 2024	Yes
Onesource Specialty (Amneal Original Filer)	Amneal Pharmaceuticals	September 2023	April 2024	April 2024	Yes
Humanwell Puracap	Epic Pharma	December 2023	March 2024	–	Yes
Ascent Pharmaceuticals, Inc.	Camber Pharmaceuticals; Northstar Rx; XL Care Pharmaceuticals	December 2023	April 2024 February 2024 August 2024	April 2024 – December 2024	Yes
Qilu Pharmaceutical Co Ltd	–	November 2024	–	–	No
PharmaObedient (Spriaso Original Filer)	–	December 2024	–	–	No
Xiamen LP Pharma Co.	Vitruvias Therapeutics	August 2025	January 2026	–	Yes

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

In June 2025, we entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati Licensing Agreement, related to the development and commercialization of VAZKEPA in 59 countries focused in Europe, or the Recordati Territory. As a result of the Recordati Licensing Agreement, Recordati is solely responsible for commercializing VAZKEPA in the Recordati Territory. Recordati may sell VAZKEPA pursuant to the product reimbursements we have already obtained in Europe, as shown below, and the agreements with existing partners in the Recordati Territory being transitioned to Recordati. In addition, Recordati will use commercially reasonable efforts to pursue future product reimbursements and approvals in the Recordati Territory.

Launch of VAZKEPA in individual countries depends on the timing of achieving product reimbursement on a country-by-country basis. To date, we have filed 20 dossiers to gain market access in European countries, including in all of the largest countries in Europe. In most European countries, securing product reimbursement is a requisite to launching. In certain countries, such as Denmark, individual patient reimbursement is allowed prior to national reimbursement. In countries where individual price reimbursement is allowed prior to national reimbursement, product can be made available on a patient-by-patient basis, while the national reimbursements negotiations are ongoing. In all countries, securing adequate reimbursement is a requisite for commercial success of any therapeutic. The time required to secure reimbursement varies from country to country and cannot be reliably predicted. While we believe that we have strong arguments regarding the cost effectiveness of VAZKEPA, the success of such reimbursement negotiations have a significant impact on the assessment of the commercial opportunity of VAZKEPA in Europe. Through the date of this Annual Report, we received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently we have made VAZKEPA available under individual reimbursement or received national reimbursement and launched commercial operations, which has since been licensed to Recordati, in the following countries, respectively.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	–	March 2022	March 2022	March 2022
Finland	–	October 2022	December 2022	December 2022
England/Wales/Northern Ireland	–	July 2022	October 2022	October 2022
Spain	–	July 2023	September 2023	September 2023
Netherlands	–	August 2023	September 2023	September 2023
Scotland	–	August 2023	August 2023	September 2023
Greece (1)	–	May 2024	June 2024	June 2024
Portugal	–	August 2024	August 2024	September 2024
Italy	–	December 2024	December 2024	January 2025
Slovenia(2)	–	September 2025	October 2025	October 2025
Austria	September 2022	February 2025	September 2022	–
Denmark	June 2022	–	June 2022	–

(1) - Vianex will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

(2) - Salus will be the sole and exclusive distributor of VAZKEPA in the Slovenian territory to import, register, distribute and commercialize VAZKEPA.

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

Rest of World (RoW)

One of our core areas of focus is continuing to work on generating revenue from our partnerships in key international markets, outside the Recordati Territory. We and our RoW partners have obtained varying levels of indication approvals and initiated or are in the process of initiating commercial launches in various territories where our partners have access. Through the date of this Annual Report, we have filed for regulatory review in 22 countries and regions and have received approval in 17 countries and regions outside of the U.S. and EMA regulatory approval authority. We have agreements in place with the following partners within the respective territories:

Partner	Agreement Date	Country	MARINE Approval	REDUCE-IT Approval	Launch Date
Edding (1)	February 2015	Mainland China	June 2023	June 2024	October 2023
		Hong Kong	–	February 2023	May 2024
Biologix (2)	March 2016	Lebanon	March 2018	August 2021	June 2018
		United Arab Emirates	July 2018	October 2021	February 2019
		Qatar	December 2019	April 2021	May 2022
		Bahrain	April 2021	April 2022	September 2023
		Kuwait	December 2021	March 2023	September 2023
		Saudi Arabia	March 2022	June 2023	September 2023
HLS	September 2017	Canada	–	December 2019	February 2020
CSL	February 2023	Australia	–	November 2022	October 2024
		New Zealand	–	January 2023	–
Neopharm (3)	August 2023	Israel	–	March 2023	May 2024
Lotus (4)	August 2023	South Korea	–	May 2025	–
		Singapore	–	December 2025	–

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

We will be responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Global Restructuring Program

On June 24, 2025, we announced a global restructuring plan, the Global Restructuring Plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in our European operations. We expect these actions will reduce operating costs by approximately $70 million annually.

Research and Development

Since its inception in 2011, the REDUCE-IT cardiovascular outcomes study of VASCEPA has been the centerpiece of our research and development. We also continue to study the potential mechanisms of action of the single active ingredient in VASCEPA, icosapent ethyl, or IPE. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for VASCEPA in the U.S. and continue to pursue approval for VASCEPA around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study.

Based on REDUCE-IT results, as of the date of the filing of this Annual Report, more than 70 global medical societies or journals have recognized the use of IPE in appropriate at-risk patients for CV risk reductions in clinical treatment guidelines, consensus statements, or scientific statements, including those statements which we were informed of by our global partners in Canada, China, Southeast Asia, Australia, and the Middle East as well as guidelines which were newly received during the fourth quarter of 2025 as listed below:

•
In November 2025, the American Heart Association, or AHA, released a Scientific Statement on Nonobstructive Coronary Artery Disease in Patients with Chest Pain. The following information was included on IPE:
o
Despite reduction in LDL-C levels, residual risk remains up to 30% at 10 years, representing a needed target for pharmacologic interventions. Among medications with proven Randomized Controlled Trials, or RCT, data improving outcomes from residual risk, IPE has the most supporting data. In the landmark REDUCE-IT, IPE 4 g/day added to statin therapy reduced the composite of cardiovascular death, Myocardial Infarction, or MI, stroke, coronary revascularization, or unstable angina by 25% among patients with established atherosclerotic disease or diabetes and ≥1 additional cardiovascular risk factor and triglyceride levels between 135 and 499 mg/dL (HR, 0.75 [95% CI, 0.68–0.83]; P<0.001). In addition, imaging studies, such as EVAPORATE, or Effect of Vascepa on Improving Coronary Atherosclerosis in People With High Triglycerides Taking Statin Therapy, have shown that treatment with icosapent ethyl can lead to plaque regression.
•
In November 2025, the French Society of Endocrinology, the Francophone Society of Diabetes, the New Francophone Society of Atherosclerosis, and the French Society of Cardiology released a consensus statement on the management of dyslipidemias in adults. The following recommendations and information was included on IPE:
o
Only the REDUCE-IT study with high-dose IPE (4 g/day) was associated with a significant reduction in major CV events (CV death, non-fatal MI and stroke, unstable angina, and coronary revascularization) by 25% compared to placebo (paraffin oil) in people with Hypertriglyceridemia, or HTG, in secondary prevention or living with Type 2 Diabetes on statins.
o
Based on the REDUCE-IT clinical trial, which showed a 26% reduction in CV events despite a moderate decrease in TG concentrations, IPE at 4 g/day is indicated, in addition to a statin, in patients with high or very high CV risk with HTG between 1.35 and 4.99 g/L (1.5 and 5.6 mmol/L).
o
Class IIa: In individuals with high or very high CV risk and moderate HTG (1.5-5 g/L), IPE (2 g twice daily) should be considered in addition to a statin.
•
In November 2025, the European Association of Preventive Cardiology, the European Association of Cardiovascular Imaging, of the European Society of Cardiology, or ESC, the ESC Working Group on Atherosclerosis and Vascular Biology, and the ESC Working Group on Cardiovascular Pharmacotherapy, released a scientific statement on therapies leading to coronary atherosclerosis plaque regression. The following information was included on IPE:
o
An Intravascular Ultrasound randomized controlled trial, CHERRY, assessed whether coronary plaque regression is reinforced by the addition of EPA to high-dose pitavastatin. The study showed greater regression of atheroma volumes over 6 months with the administration of EPA 1800 mg/day compared with pitavastatin alone.

o
In the EVAPORATE trial, 80 subjects were randomized to EPA vs. optimal medical treatment with more advanced low attenuation and fibrofatty plaque regression on Coronary Computed Tomography Angiography observed in the EPA group.

During 2025, we announced and supported the following data which added to our growing body of knowledge on VASCEPA as a result of our continued analysis of the REDUCE-IT trial results:

•
In March 2025, at the American College of Cardiology, or ACC, Scientific Sessions, we supported two posters, one looking at the antioxidant and anti-inflammatory effects of EPA in combination with a Glucagon-like peptide-1, or GLP-1, agonist on endothelial cells, and another looking at the antioxidant effects of EPA on Lipoprotein little a, or Lp(a), as compared to small, dense, LDL and TG rich lipoprotein.
•
In April 2025, at the European Society of Cardiology Preventive Cardiology, or ESC-PC, congress in Milan, Italy, we provided grant support for two poster presentations, one evaluating eligibility for and barriers to IPE utilization in a medical clinic, and another reporting on a project aimed to improve lipid lowering for secondary prevention in a primary healthcare facility.
•
In May 2025, at the EAS Congress in Glasgow, UK, we provided grant support for two poster presentations, both reporting on the potential additive effects of eicosapentaenoic acid and a GLP-1 agonist on changes in protein expression associated with antioxidant and/or anti-inflammatory effects in response to inflammatory stimuli.
•
In June 2025, at the National Lipid Association scientific sessions in Miami, Florida, we provided grant support for a poster reporting on a pilot implementation strategy to improve post-acute coronary syndrome management of patients with hypertriglyceridemia.
•
In July 2025, at the Heart UK meeting in Coventry, England, we along with our collaborators provided support for a REDUCE-IT poster presentation analyzing the efficacy of IPE by burden of standard modifiable CV risk factors. This same data analysis was later presented in August of 2025 as an ENCORE poster presentation at the Annual Scientific Meeting of the Cardiac Society of Australia and New Zealand with support from our partners in Australia, CSL.
•
In August 2025, at the Australasian Diabetes Congress in Queensland, Australia, we along with CSL and our collaborators supported an ENCORE poster presentation analyzing the reduction in ischemic events with IPE in patients with diabetes and prior coronary artery bypass graft.
•
At the European Society of Cardiology, or ESC, scientific session which occurred from August 29 to September 1, 2025, in Madrid, Spain, we along with our global collaborators supported five separate presentations ranging from the effect of IPE on risk and duration of hospitalizations and death in REDUCE-IT to mechanistic data looking at the antioxidant effects of EPA on Lp(a).
•
In September 2025, at the European Association for the Study of Diabetes Congress in Vienna, Austria, we along with our global collaborators supported an oral presentation analyzing the efficacy of IPE across the spectrum of baseline triglyceride to glucose index.
•
In October 2025, at the Canadian Cardiovascular Congress in Quebec, Canada, we along with our global collaborators supported two encore presentations from REDUCE-IT on the effects of IPE in secondary prevention patients with cardiovascular-kidney-metabolic syndrome, and on the effects of IPE on the risk and duration of hospitalizations and death.
•
In November 2025, at the AHA Scientific Sessions meeting in New Orleans, Louisiana, we along with our global collaborators supported four separate presentations ranging from the efficacy of IPE on CV risk reduction by aspirin use in REDUCE-IT to mechanistic data evaluating the effects of EPA on Lp(a) oxidation, and the effect of the combination of EPA and a GLP-1 agonist on protein expression in endothelial cells during inflammation.

In total, Amarin and global medical and scientific collaborators supported 45 publications inclusive of accepted abstracts, posters, and manuscripts for the year 2025.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise in the U.S. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. Beginning in 2022, we reviewed our contractual supplier purchase obligations and began taking steps to amend supplier agreements to align supply arrangements with current and future market demand, while we decrease our current inventory levels primarily related to North America approved inventory. As of December 31, 2025, we had inventory of $195.9 million, of which approximately 50% is inventory approved for use in North America. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand.

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

Outside of the U.S., our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from sales to our international commercial partners are recognized when the commercial partners obtain control of our product. The net price of VASCEPA sold by us to our customers where we directly sell VASCEPA is generally significantly higher than the net price of VASCEPA that we sell to commercial partners who then incur the cost of promoting and reselling the product in their territories. As a result, even when the net price of VASCEPA to patients is similar in various parts of the world, our gross margin on sales is higher where we sell VASCEPA directly.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country. In the year ended December 31, 2024, we incurred costs within Cost of goods sold - restructuring inventory related to steps taken to amend supplier agreements to align supply arrangements with current and future market demand.

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

Restructuring expense. Restructuring expense consists of restructuring costs incurred under our June 2025 Global Restructuring Plan and July 2023 ORP, which consists of severance pay, incentive compensation, insurance benefits, stock-based compensation and other contract related costs.

Interest income, net and other income, net. Interest income, net consists primarily of interest earned on our cash and cash equivalents, as well as our short-term and long-term investments. Other income (expense), net, consists of foreign exchange losses and gains as well as sublease income.

Income tax provision. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for the year-ended December 31, 2025 and 2024, are not more likely than not to be realized.

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

Revenue Recognition—In accordance with GAAP, under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers revenue is recognized when product has been delivered to the wholesaler, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a distributor; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the distributor. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We recognized total revenue, net of $213.6 million and $228.6 million during the years ended December 31, 2025 and 2024, respectively, of which $182.8 million and $204.6 million, respectively, was based on product revenue sales. For a complete discussion of our accounting for net product revenue, licensing and royalty revenues, which make up Total revenue, net, see Note 2—Significant Accounting Policies.

We have written contracts with our distributors, and transfer of control typically occurs upon delivery of our product to the distributor. We evaluate the creditworthiness of each of our distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. We calculate gross product revenues based on the wholesale acquisition cost charged to our distributors for VASCEPA. We estimate our Product revenue, net by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and healthcare discounts, such as Medicaid reimbursements, (c) expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The gross to net deductions are estimated based on available actual prescription data, historical industry trends, and levels of inventory in the distribution channel. We rely on resale data provided by our distributors as well as prescription data provided by Symphony Health and IQVIA in estimating the level of inventory held in the distribution channel. A hypothetical 5% change in estimated aggregate bottles of channel inventory would result in a change of approximately 1% in net product revenues reported during the years ended December 31, 2025 and 2024.

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

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the distributor and the distributor is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

We assess our ability to realize deferred tax assets at each reporting period. The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. When making our assessment about the realization of our deferred tax assets as of December 31, 2025, we considered all available evidence, placing particular weight on evidence that could be objectively verified. The evidence considered included the (i) historical taxable profitability of our U.S. operations, (ii) historical pre-tax book loss position, (iii) sources of future taxable income, giving weight to sources according to the extent to which they can be objectively verified, (iv) the provisions of the Tax Cuts and Jobs Act enacted in 2017 and their impact on our future taxable income, and (v) the risks to our business related to the commercialization and development of VASCEPA. Based on our assessment, we concluded that all of our net deferred tax assets are not more likely than not to be realizable as of both December 31, 2025 and 2024. Changes in historical earnings performance, future earnings projections, and changes in tax laws and tax rates, among other factors, may cause us to adjust our valuation allowance on deferred tax assets in the future, which would impact our income tax expense in the period in which we determine that these factors have changed. We intend to maintain the valuation allowance until sufficient positive evidence exists to conclude that it is more likely than not that our deferred tax benefits will be realized. We will continue to monitor the need for valuation allowances in each jurisdiction and may adjust our positions in the future.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2025 and 2024. For a comparison of our results of operations and financial condition for fiscal years 2024 and 2023, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K, filed with the SEC on March 12, 2025.

Comparison of Fiscal Years Ended December 31, 2025 and December 31, 2024

Total revenue, net. We recorded total revenue, net, of $213.6 million and $228.6 million during the years ended December 31, 2025 and 2024, respectively, a decrease of $15.0 million, or 7%. Total revenue, net consists primarily of revenue from the sale of VASCEPA in the U.S. As further discussed below, the decrease consists of reductions of $12.6 million in U.S. net product revenue and $9.3 million in net product revenue from sales of VASCEPA to our partners located outside of the U.S., offset by increases of $6.9 million in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $182.8 million and $204.6 million during the years ended December 31, 2025 and 2024, respectively, a decrease of $21.8 million, or 11%. This decrease was due primarily to a 8% decrease in VASCEPA sales in the U.S.

We recorded U.S. product revenue, net, of $154.1 million and $166.7 million for the years ended December 31, 2025 and 2024, respectively. This decrease was due to a decline in net selling price as a result of the impact from generic competition in the market.

The overall icosapent ethyl market in the U.S., based on prescription levels reported by Symphony Health, increased for the year ended December 31, 2025 by 2% as compared to the year ended December 31, 2024. Our share of the icosapent ethyl market has decreased to approximately 47% in the year ended December 31, 2025 from approximately 53% in the year ended December 31, 2024. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 10% in the year ended December 31, 2025 as compared to the year ended December 31, 2024.

In Europe, we recorded product revenue, net, of $18.4 million and $13.7 million as of December 31, 2025 and 2024, respectively, primarily from the UK and Spain.

For the year ended December 31, 2025, we recorded RoW product revenue, net, of $10.2 million from our six collaboration partners, comprising multiple distinct geographies, compared to $24.2 million during the year ended December 31, 2024. The decline reflects normal variability across the multiple geographies encompassing this early stage of a developing ex-U.S. market.

Licensing and royalty revenue. Licensing and royalty revenue during the years ended December 31, 2025 and 2024 was $30.9 million and $24.0 million, respectively, an increase of $6.9 million, or 29%. This increase was primarily due to the recognition of a $25.0 million upfront payment resulting from the execution of the Recordati Licensing Agreement and higher royalties as a result of an increase in partner sales within their respective territories. During the year ended December 31, 2024, we recognized a $15.0 million milestone and $4.0 million change in estimate resulting from the regulatory approval of VASCEPA under the REDUCE-IT indication in China in June 2024.

Cost of goods sold. Cost of goods sold during the years ended December 31, 2025 and 2024 was $92.8 million and $147.2 million, respectively, a decrease of $54.5 million, or 37%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API. During 2024, we took steps to amend supplier agreements to align supply arrangements with current and future demand resulting in a $36.5 million charge recorded as cost of goods sold - restructuring inventory. During 2025, approximately $0.4 million of inventory was expensed through cost of goods sold due to product dating. During 2024, approximately $8.0 million of inventory was expensed through cost of goods sold due to both product dating and non-product dating unsellable inventory.

The API included in the calculation of the average cost of goods sold during the years ended December 31, 2025 and 2024 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the years ended December 31, 2025 and 2024 was 49% and 28%, respectively. Excluding the restructuring inventory and inventory write-off charges, gross margin was 49% and 50% for the years ended December 31, 2025 and 2024, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the years ended December 31, 2025 and 2024 was $115.0 million and $152.3 million, respectively, a decrease of $37.3 million, or 24%. Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 are summarized in the table below:

	Year Ended December 31,
In thousands	2025	2024
Selling expense (1)	$40,592	$79,587
General and administrative expenses (2)	65,167	58,557
Non-cash stock-based compensation expense (3)	9,244	14,166
Total selling, general and administrative expense	$115,003	$152,310

(1)
Selling expense for the years ended December 31, 2025 and 2024 was $40.6 million and $79.6 million, respectively, a decrease of $39.0 million, or 49%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan, as well as other cost optimization initiatives.
(2)
General and administrative expense for the years ended December 31, 2025 and 2024 was $65.2 million and $58.6 million, respectively, an increase of $6.6 million, or 11%. This increase is primarily due to fees associated with the ADS Ratio Change and Recordati Licensing Agreement. This increase is offset by a decrease in branded pharma fees as a result of lower sales and the reduction of costs associated with the Global Restructuring Plan.
(3)
Non-cash stock-based compensation expense for the years ended December 31, 2025 and 2024 was $9.2 million and $14.2 million, respectively, a decrease of $4.9 million, or 35%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

Research and development expense. Research and development expense for the years ended December 31, 2025 and 2024 was $19.8 million and $20.9 million, respectively, a decrease of $1.1 million, or 5%. Research and development expenses for the years ended December 31, 2025 and 2024 are summarized in the table below:

	Year Ended December 31,
In thousands	2025	2024
REDUCE-IT study and presentations (1)	$1,044	$1,202
Fixed-dose combination (2)	—	44
Regulatory filing fees and expenses (3)	2,030	2,533
Non-clinical research activities (4)	1,000	2,534
Internal staffing, overhead and other (5)	13,271	11,017
Research and development expense, excluding non-cash expense	17,345	17,330
Non-cash stock-based compensation expense (6)	2,461	3,539
Total research and development expense	$19,806	$20,869

(1)
REDUCE-IT study and publications expenses consist primarily of costs incurred to maintain the REDUCE-IT trial data as well as support provided to present at conferences and to provide data to be published in medical journals.
(2)
Fixed-dose combination expenses are primarily related to cost associated with developmental activities of a fixed-dose combination of VASCEPA and a statin which began in 2022 but was subsequently deprioritized in 2023.
(3)
Regulatory and quality filing fees are primarily related to the preparation, submission and review defense of regulatory filings as well as assistance with securing and maintaining regulatory approvals for qualifying suppliers for VASCEPA in the U.S. and globally as well as supporting our partners' regulatory filings throughout the rest of the world.
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

Restructuring expense. Restructuring expense for the years ended December 31, 2025 and 2024 was $36.2 million and nil, respectively, an increase of $36.2 million, or 100%. The charge in the current year is due to the implementation of the Global Restructuring Plan associated with the execution of the Recordati Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the years ended December 31, 2025 and 2024 was $10.8 million and $13.4 million, respectively, a decrease of $2.6 million, or 19%. Interest income, net, represents income earned on cash and investment balances. The decrease is primarily due to lower interest rates in the current year period compared to the prior year period.

Other income, net. Other income, net, for the year ended December 31, 2025 and 2024 was $3.3 million and $1.2 million, respectively. Other income, net, primarily consists of the gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, NJ facility.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2025 and 2024 was $2.8 million and $5.0 million, respectively. The decrease in the provision for income taxes is due to a change in geographic mix of pre-tax income.

Liquidity and Capital Resources

As of December 31, 2025, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $134.9 million and short-term investments of $167.9 million, aggregating $302.8 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements, in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
In millions	2025	2024	2023
Cash provided by (used in):
Operating activities	$6.7	$(31.0)	$6.9
Investing activities	8.8	(46.0)	(25.5)
Financing activities	(2.0)	(1.4)	0.2
Increase (decrease) in cash and cash equivalents and restricted cash	$13.5	$(78.4)	$(18.4)

Net cash provided by operating activities increased during 2025 as compared to net cash used in operating activities during the same period in 2024. This is primarily driven by the Global Restructuring Plan and the resulting cost savings, including from the elimination of commercial roles in our European operations.

Net cash provided by investing activities increased during the year ended December 31, 2025 compared to net cash used in investing activities during the same period in 2024. This is primarily due to the proceeds from the maturity of investment grade interest-bearing instruments of $209.3 million partially offset by $200.5 million from the purchase of investment grade interest-bearing instruments, as compared to the same period in 2024, where purchases of investment grade interest-bearing instruments of $278.8 million were partially offset by $232.8 million from proceeds from the maturity of investment grade interest-bearing instruments.

Net cash used in financing activities increased during the years ended December 31, 2025 compared to the same period in 2024, was primarily as a result of taxes paid on stock-based awards.

As of December 31, 2025, we had net accounts receivable of $126.8 million and current inventory of $195.9 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.7 billion as of December 31, 2025. We anticipate that quarterly net cash outflows in future periods will continue to be variable as a result of the timing of certain items, including our purchases of API, the generic competition in the U.S. and the efforts of our licensee of VAZKEPA in Europe.

In June 2025, we announced a Global Restructuring Plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in the Company’s European operations. We expect these actions will reduce operating costs by approximately $70.0 million annually.

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

As of December 31, 2025, we had cash and cash equivalents of $134.7 million and short-term investments of $167.9 million, aggregating $302.6 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including, if commenced, the share repurchase program, for at least one year from the issuance date of our audited consolidated financial statements included elsewhere in this Annual Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be wrong, including as a result of the risks discussed under Part II, Item IA, “Risk Factors”, and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Interest Rate Risk. We believe that we are not exposed to significant interest rate risk through market value fluctuations of balance sheet items (i.e., price risk) or through changes in interest income or expenses (i.e., refinancing or reinvestment risk). Interest rate risk mainly arises through interest bearing liabilities and assets. Our portfolio of investments as of December 31, 2025 was composed primarily of U.S. Treasury securities and other government-related securities. At December 31, 2025 and 2024, we had short-term investments of $167.9 million and $173.2 million, respectively. We invest funds to have a continuous inflow of cash from diversified short-term and long-term investments, consisting primarily of investment grade securities. A hypothetical 10 percent change in interest rates would not result in a material decrease or increase in the fair value of our securities due to the balance and diversified investment portfolio.

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

As of December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Ernst & Young LLP (PCAOB ID 42), our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2025. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on Internal Control Over Financial Reporting

We have audited Amarin Corporation plc’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amarin Corporation plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

March 2, 2026

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

The remaining information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2026 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2026 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2026 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2026 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement, which will be filed with the SEC in connection with our 2026 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.

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

		Registration Statement on Form F-6, Exhibit (a)	July 23, 2025

4.2	Form of Ordinary Share certificate	Annual Report on Form 20-F for the year ended December 31, 2002, as Exhibit 2.4	April 24, 2003

4.3	Form of American Depositary Receipt evidencing ADSs	Registration Statement on Form F-6, Exhibit (a)	July 23, 2025

4.4	Description of Registrant’s Securities	Filed herewith

10.1	The Company 2011 Stock Option Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as Exhibit 10.4	August 9, 2011

10.2	Amendment No. 1 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.1	August 8, 2012

10.3	Amendment No. 2 to 2011 Stock Option Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as Exhibit 10.2	August 8, 2012

10.4	Amendment No. 3 to 2011 Stock Option and Incentive Plan*	Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10.5	February 28, 2013

10.5	Amendment No. 4 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.1	August 6, 2015

10.6	Amendment No. 5 to 2011 Stock Option and Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 4.2	August 6, 2015

10.7	Amendment No.6 to 2011 Stock Incentive Plan*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as Exhibit 4.1	August 2, 2017

10.8	Form of Incentive Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.3	February 29, 2012

10.9	Form of Non-Qualified Stock Option Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.4	February 29, 2012

10.10	Form of Restricted Stock Unit Award Agreement*	Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.5	February 29, 2012

10.11	2017 Employee Stock Purchase Plan*	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.64	February 27, 2018

10.12	2020 Stock Incentive Plan*	Current Report on Form 8-K dated July 13, 2020, as Exhibit 10.1	July 14, 2020

10.13	Amendment No. 1 to 2020 Stock Incentive Plan*	Current Report on Form 8-K dated June 27, 2022, as Exhibit 10.2	June 30, 2022

10.14	Form of Incentive Stock Option Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.2	November 5, 2020

10.15	Form of Non-Qualified Stock Option Award Agreements*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.3	November 5, 2020

10.16	Form of Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.3	August 3, 2022

10.17	Form of Non-Qualified Stock Option for Non-Employee Director Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as Exhibit 10.5	November 5, 2020

10.18	Form of Deferred Restricted Stock Unit Award Agreement*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as Exhibit 10.2	August 3, 2022

10.19	Amarin Corporation plc Executive Severance and Change of Control Plan*	Current Report on Form 8-K dated January 28, 2021, as Exhibit 10.1	January 29, 2021

10.20	Letter Agreement with Steve Ketchum, dated February 8, 2012*	Registration Statement on Form F-1, as Exhibit 10.1	February 28, 2012

10.21	Amendment, dated July 6, 2015, to Letter Agreement with Steven Ketchum, dated February 8, 2012*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as Exhibit 10.2	August 6, 2015

10.22

Development, Commercialization and Supply Agreement dated February 26, 2015, by and between Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and Eddingpharm (Asia) Macao Commercial Offshore Limited††

		Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as Exhibit 10.1	May 8, 2015

10.23	Distribution Agreement, dated March 8, 2016, by and among Biologix FZCo, Amarin Pharmaceuticals Ireland Limited and Amarin Pharma, Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.67	February 27, 2018

10.24	Development, Commercialization and Supply Agreement, dated September 25, 2017, by and among Amarin Pharmaceuticals Ireland Limited, Amarin Pharma, Inc. and HLS Therapeutics Inc. ††	Annual Report on Form 10-K for the year ended December 31, 2017, as Exhibit 10.68	February 27, 2018

10.25	Amendment No. 2 to the Amarin Corporation plc 2020 Stock Incentive Plan	Current Report on Form 8-K filed with the Commission on July 25, 2023, as Exhibit 10.2	July 25, 2023

10.26	Offer Letter with Jonathan Provoost, dated October 9, 2023*	Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2023, as Exhibit 10.43	February 29, 2024

10.27	Amendment No. 3 to the Amarin Corporation plc 2020 Stock Incentive Plan	Current Report on Form 8-K filed with the Commission on April 22, 2024, as Exhibit 10.2	April 22, 2024

10.28	CEO Employment Agreement, dated July 25, 2024, by and between Amarin Corporation plc and Aaron Berg.	Current Report on Form 8-K filed with the Commission on July 29, 2024, as Exhibit 10.1	July 29, 2024

10.29	License and Supply Agreement, dated June 20, 2025, by and between Amarin Pharmaceuticals Ireland Limited and Recordati Industria Chimica e Farmaceutica S.p.A.**	Current Report on Form 8-K filed with the Commission on June 24, 2025, as Exhibit 10.1	June 24, 2025

10.30	Amended and Restated Non-Employee Director Compensation Policy	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as Exhibit 10.2	July 30, 2025

10.31	Form of Deed of Indemnity*	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as Exhibit 10.3	July 30, 2025

10.32	Employment Agreement, between David Keenan and Amarin Pharmaceuticals Ireland Limited, dated February 25, 2022*†	Current Report on Form 8-K filed with the Commission on October 22, 2025, as Exhibit 10.1	October 22, 2025

10.33	First Amendment to the Employment Agreement, between David Keenan and Amarin Pharmaceuticals Ireland Limited, dated July 17, 2023*†	Current Report on Form 8-K filed with the Commission on October 22, 2025, as Exhibit 10.2	October 22, 2025

10.34	Second Amendment to the Employment Agreement, between David Keenan and Amarin Pharmaceuticals Ireland Limited, dated October 6, 2025*†	Current Report on Form 8-K filed with the Commission on October 22, 2025, as Exhibit 10.3	October 22, 2025

19.1	Insider Trading and Disclosure Policy	Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2024, as Exhibit 19.1	March 12, 2025

19.2	Special Trading Procedures for Insiders	Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2024, as Exhibit 19.2	March 12, 2025

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on the signature page(s) hereto

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Filed herewith

97.1	Compensation Recovery Plan	Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2024, as Exhibit 97.1	March 12, 2025

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)	Filed herewith

* Management contract or compensatory plan or arrangement.

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

Date: March 2, 2026

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

Signature	Title	Date

/s/ Aaron Berg Aaron Berg	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2026

/s/ Peter Fishman Peter Fishman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026

/s/ Patrice Bonfiglio Patrice Bonfiglio	Director	March 2, 2026

/s/ Paul Cohen, M.D. Paul Cohen, M.D.	Director	March 2, 2026

/s/ Keith L. Horn Keith L. Horn	Director	March 2, 2026

/s/ Odysseas Kostas, M.D.	Director	March 2, 2026
Odysseas Kostas, M.D.

/s/ Louis Sterling III. Louis Sterling III.	Director	March 2, 2026

/s/ Diane E. Sullivan Diane E. Sullivan	Director	March 2, 2026

/s/ Oliver O'Connor	Director	March 2, 2026
Oliver O'Connor

/s/ Michael Torok	Director	March 2, 2026
Michael Torok

AMARIN CORPORATION PLC

Financial statement schedules have been omitted for the reason that the required information is presented in the consolidated financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Amarin Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amarin Corporation plc (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

U.S. Product Return Reserve Estimate
Description of the Matter

At December 31, 2025, the Company recorded a liability for product returns relating to U.S. product revenue totaling $2.5 million. As discussed in Note 12 of the financial statements, the Company sells its product to distributors in the U.S. that in turn resell the product to retail pharmacies for subsequent sale to patients and healthcare providers. The Company estimates variable consideration resulting from product returns based on quantitative and qualitative data from various internal and external sources.

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

Iselin, New Jersey

March 2, 2026

AMARIN CORPORATION PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$134,660	$121,038
Restricted cash	201	300
Short-term investments	167,929	173,182
Accounts receivable, net	126,832	122,279
Inventory	195,910	166,048
Prepaid and other current assets	24,350	12,552
Total current assets	649,882	595,399
Property, plant and equipment, net	12	16
Long-term inventory	—	64,740
Operating lease right-of-use asset	6,461	7,592
Other long-term assets	1,055	1,213
Intangible asset, net	13,365	16,389
TOTAL ASSETS	$670,775	$685,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,355	$40,366
Accrued expenses and other current liabilities	149,104	139,583
Total current liabilities	194,459	179,949
Long-Term Liabilities:
Long-term operating lease liability	6,080	7,723
Other long-term liabilities	10,955	11,501
Total liabilities	211,494	199,173
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Ordinary Shares, £0.50 par, unlimited authorized; 429,847,579 shares issued, 416,214,102 shares outstanding at December 31, 2025; 422,256,900 shares issued, 411,584,851 shares outstanding at December 31, 2024	310,184	305,298
Additional paid-in capital	1,923,801	1,914,750
Treasury stock; 13,633,477 shares at December 31, 2025; 10,672,049 shares at December 31, 2024	(67,360)	(65,326)
Accumulated deficit	(1,707,344)	(1,668,546)
Total stockholders’ equity	459,281	486,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,775	$685,349

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Product revenue, net	$182,753	$204,590	$285,299
Licensing and royalty revenue	30,893	24,024	21,612
Total revenue, net	213,646	228,614	306,911
Less: Cost of goods sold	92,778	110,758	102,142
Less: Cost of goods sold - restructuring inventory	—	36,474	39,228
Gross margin	120,868	81,382	165,541
Operating expenses:
Selling, general and administrative	115,003	152,310	199,938
Research and development	19,806	20,869	22,219
Restructuring	36,229	—	10,972
Total operating expenses	171,038	173,179	233,129
Operating loss	(50,170)	(91,797)	(67,588)
Interest income	10,853	13,403	11,863
Interest expense	(7)	(7)	(8)
Other income, net	3,276	1,201	2,063
Loss from operations before taxes	(36,048)	(77,200)	(53,670)
Provision for income taxes	(2,750)	(4,983)	(5,442)
Net loss	$(38,798)	$(82,183)	$(59,112)
Loss per share:
Basic	$(0.09)	$(0.20)	$(0.15)
Diluted	$(0.09)	$(0.20)	$(0.15)
Weighted average shares outstanding:
Basic	414,984	410,937	407,655
Diluted	414,984	410,937	407,655

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2022	412,333,087	(7,986,831)	$299,002	$1,885,352	$(61,770)	$(1,527,251)	$595,333
Issuance of Ordinary Shares under employee stock purchase plan	319,610	—	200	130	—	—	330
Exercise of stock options	1,239,763	—	750	1,132	—	—	1,882
Vesting of restricted stock units	4,248,835	(1,330,371)	2,804	(2,804)	(1,982)	—	(1,982)
Stock-based compensation	—	—	—	15,646	—	—	15,646
Loss for the period	—	—	—	—	—	(59,112)	(59,112)
December 31, 2023	418,141,295	(9,317,202)	$302,756	$1,899,456	$(63,752)	$(1,586,363)	$552,097
Issuance of Ordinary Shares under employee stock purchase plan	256,748	—	89	32	—	—	121
Exercise of stock options	9,500	—	6	4	—	—	10
Vesting of restricted stock units	3,849,357	(1,354,847)	2,447	(2,447)	(1,574)	—	(1,574)
Stock-based compensation	—	—	—	17,705	—	—	17,705
Loss for the period	—	—	—	—	—	(82,183)	(82,183)
December 31, 2024	422,256,900	(10,672,049)	$305,298	$1,914,750	$(65,326)	$(1,668,546)	$486,176
Issuance of Ordinary Shares under employee stock purchase plan	—	201,720	—	—	140	—	140
Vesting of restricted stock units	7,590,679	(3,163,148)	4,886	(4,886)	(2,174)	—	(2,174)
Stock-based compensation	—	—	—	13,937	—	—	13,937
Loss for the period	—	—	—	—	—	(38,798)	(38,798)
December 31, 2025	429,847,579	(13,633,477)	$310,184	$1,923,801	$(67,360)	$(1,707,344)	$459,281

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2,025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(38,798)	$(82,183)	$(59,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	98	160
Accretion of investments	(3,646)	(5,729)	(3,696)
Stock-based compensation	13,937	17,705	15,646
Amortization of intangible asset	3,024	2,915	2,805
Changes in assets and liabilities:
Accounts receivable, net	(4,553)	11,284	(2,573)
Inventory	34,878	105,443	56,121
Prepaid and other current assets	(12,456)	(934)	7,874
Other long-term assets	158	147	(278)
Interest receivable	728	(70)	248
Deferred revenue	—	(4,850)	(10,496)
Accounts payable, accrued expenses and other current liabilities	14,510	(76,987)	(164)
Other long-term liabilities	(1,058)	2,141	345
Net cash provided by (used in) operating activities	6,728	(31,020)	6,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	209,301	232,800	190,108
Purchases of securities	(200,472)	(278,776)	(215,097)
Investment in software and website development costs	—	—	(509)
Purchases of furniture, fixtures and equipment	—	—	(24)
Net cash provided by (used in) investing activities	8,829	(45,976)	(25,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Ordinary Shares under employee stock purchase plan	140	121	330
Proceeds from exercise of stock options	—	10	1,882
Taxes related to stock-based awards	(2,174)	(1,574)	(1,982)
Net cash (used in) provided by financing activities	(2,034)	(1,443)	230
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	13,523	(78,439)	(18,412)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	121,338	199,777	218,189
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	134,861	$121,338	$199,777
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	(1,000)	$(3,982)	$(2,367)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	1,855	$1,069	$607
Initial recognition of furniture, fixtures and equipment lease	—	$—	$624

See the notes to the consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S., under the brand name VASCEPA® (icosapent ethyl), or VASCEPA. VASCEPA, under the brand name VAZKEPA, hereinafter along with VASCEPA, collectively referred to as VASCEPA, is also commercialized in various European countries. The Company’s operations outside of the U.S. are in varying stages of development and commercialization with reliance on third-party commercial partners in select geographies, including Europe, China, Australia and Canada.

The Company and seven commercial partners are in various stages: seeking or maintaining regulatory approval, obtaining government or private pricing and reimbursement, and/or commercialization. VASCEPA and VAZKEPA approvals and applications for approval globally reference either the U.S. New Drug Application, or NDA, core dossier or the EMA core dossier.

VASCEPA (U.S. NDA Core Dossier)	VAZKEPA (EMA Core Dossier)
Amarin (US)	Recordati Industria Chimica e Farmaceutica S.p.A "Recordati" (Europe) (1)
HLS Therapeutics Inc. "HLS" (Canada)	CSL Seqirus "CSL"(Australia/New Zealand)
Biologix FZCo "Biologix" (Middle East North Africa, or MENA)	Lotus Pharmaceuticals, "Lotus" (Southeast Asia)
Eddingpharm (Asia) Macao Commercial Offshore Limited "Edding" (China Territory)	Neopharm (Israel) 1996 Ltd. "Neopharm" (Israel)

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

Company (ANDA Holder)	Distributed / Licensee	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date	Active
Hikma Pharmaceuticals USA Inc.	Hikma Pharmaceuticals USA Inc.; Northstar Rx; Bryant Ranch Pre-Pack	May 2020	November 2020	March 2023	Yes
Dr. Reddy’s Laboratories, Inc.	Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023	Yes
Teva Pharmaceuticals USA, Inc.	Teva Pharmaceuticals USA, Inc.; AvKare	September 2020	January 2023	September 2022	Yes
Apotex, Inc.	Apotex, Inc.; American Health Packaging; Golden State Medical Supply	June 2021	January 2022	–	Yes
Zydus Lifesciences	Zydus Pharmaceuticals USA	April 2023	August 2024	June 2024	Yes
Onesource Specialty (Amneal Original Filer)	Amneal Pharmaceuticals	September 2023	April 2024	April 2024	Yes
Humanwell Puracap	Epic Pharma	December 2023	March 2024	–	Yes
Ascent Pharmaceuticals, Inc.	Camber Pharmaceuticals; Northstar Rx; XL Care Pharmaceuticals	December 2023	April 2024 February 2024 August 2024	April 2024 – December 2024	Yes
Qilu Pharmaceutical Co Ltd	–	November 2024	–	–	No
PharmaObedient (Spriaso Original Filer)	–	December 2024	–	–	No
Xiamen LP Pharma Co.	Vitruvias Therapeutics	August 2025	January 2026	–	Yes

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

Amarin is responsible for supplying VASCEPA to all markets in which the branded product is sold, including countries where the drug is promoted and sold via collaboration with third-party partners that compensate Amarin for such supply. Amarin is not responsible for providing any generic company with drug products. The Company operates in one business segment.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

The consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the years ended December 31, 2025, 2024 and 2023 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to current year presentation.

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

At December 31, 2025, the Company had total assets of $670.8 million, of which $302.6 million consisted of cash and liquid short-term investments. More specifically, the Company had current assets of $649.9 million, including cash and cash equivalents of $134.7 million, short-term investments of $167.9 million, accounts receivable, net, of $126.8 million and current inventory of $195.9 million. At December 31, 2025, the Company had no debt outstanding.

(2)
Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Estimates and assumptions relied upon in preparing these consolidated financial statements relate to, but are not limited to, such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances; depreciable/amortizable lives; asset impairments; valuation allowance on deferred taxes; probabilities of achievement of performance conditions for certain equity awards; amounts recorded for licensing and royalty revenue; contingencies and accruals. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness.

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of the Company’s accounting estimates including, but not limited to, asset impairment analyses, evaluating the need for valuation allowances for deferred tax assets and inventory reserves, and assessing the Company’s ability to continue as a going concern. Such forecasted financial information is comprised of numerous assumptions regarding the Company’s future revenues, cash flows, and operational results. Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances. Because of the inherent nature of forecasts, however, actual results may differ from these forecasts. Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ from previous estimates.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances at December 31, 2025 and 2024:

In thousands	December 31, 2025	December 31, 2024
Gross trade accounts receivable	$144,983	$133,072
Trade allowances	(17,189)	(9,433)
Chargebacks	(962)	(1,360)
Accounts receivable, net	$126,832	$122,279

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

Intangible Asset, net

Intangible asset, net consists of website development costs and milestone payments to the former shareholders of Laxdale Limited, or Laxdale, related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the first indication in 2012, the expanded label in 2019 and marketing authorization in Europe in 2021. These assets are amortized over their estimated useful life on a straight-line basis. See Note 7—Commitments and Contingencies for further information regarding other obligations related to the acquisition of Laxdale.

Costs for Patent Litigation and Legal Proceedings

Costs for patent litigation or other legal proceedings are expensed as incurred and included in Selling, general and administrative expense.

Research and Development Costs

The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities, including the following: salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in its drug candidates; and infrastructure costs, including facilities costs and depreciation expense. In addition, research and development costs include the costs of product supply received from suppliers when such receipt by the Company is prior to regulatory approval of the supplier, as well as license fees related to the Company’s strategic collaboration with Mochida Pharmaceutical Co., Ltd., or Mochida.

Selling, General and Administrative Costs

The Company charges selling, general and administrative costs to operations as incurred. Selling, general and administrative costs include salaries and benefits, stock-based compensation expense, and infrastructure necessary for the general conduct of the Company’s business, including those incurred as a result of the commercialization of VASCEPA and supporting our partners around the world.

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of Ordinary Shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average number of Ordinary Shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive Ordinary Shares, such as from the exercise of stock options and vesting of restricted stock units, or RSUs, calculated using the treasury stock method. In periods with reported net operating losses, all stock options and RSUs outstanding are deemed anti-dilutive such that basic and diluted net loss per share are equal.

The calculation of net loss and the number of Ordinary Shares and ADSs used to compute basic and diluted net loss per Ordinary Share and ADS for the years ended December 31, 2025, 2024, and 2023 are as follows:

In thousands	2025	2024	2023
Net loss —basic and diluted	$(38,798)	$(82,183)	$(59,112)
Weighted average Ordinary Shares outstanding—basic and diluted	414,984	410,937	407,655
Net loss per share—basic and diluted (1)	$(0.09)	$(0.20)	$(0.15)

Weighted average ADS outstanding—basic and diluted	20,749	20,546	20,382
Net loss per ADS—basic and diluted (1)	$(1.87)	$(4.00)	$(2.90)

(1) Excluding the licensing revenue change in estimate incurred in 2024 and the licensing revenue change in estimate and Medicaid change in estimate incurred in 2023, both discussed in Note 12 – Revenue Recognition, net loss per Ordinary Share basic and diluted for both years ended December 31, 2024 and 2023 would have been $(0.21) and net loss per ADS basic and diluted for years ended December 31, 2024 and 2023 would have been $(4.20) and $(4.15), respectively.

For the years ended December 31, 2025, 2024 and 2023, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

In thousands	2025	2024	2023
Stock options	25,924	27,696	27,956
Restricted stock and restricted stock units	11,740	13,865	11,983

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

The fair value of the Company's restricted stock units is determined to be the market price on the date of the grant. The Company estimates the fair value of stock option awards on the date of the grant using the Black-Scholes Model, which requires that the Company makes certain assumptions regarding: (i) the expected volatility in the market price of its ADSs; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise, referred to as the expected holding period. As a result, if the Company revises its assumptions and estimates, stock-based compensation expense could change materially for future grants.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term investments in financial institutions believed to be of high-credit quality.

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 28%, 27%, and 31%, respectively, of gross product sales for the year ended December 31, 2025, and represented 23%, 17%, and 43%, respectively, of the gross accounts receivable balance as of December 31, 2025. Customers A, B, and C accounted for 32%, 27% and 30%, respectively, of gross product sales for the year ended December 31, 2024, and represented 25%, 13%, and 45%, respectively, of the gross accounts receivable balance as of December 31, 2024. Customers A, B, and C accounted for 36%, 28% and 29%, respectively, of gross product sales for the year ended December 31, 2023. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

Foreign Currency

Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at period-end exchange rates. Gains and losses from the remeasurement are included in other income, net in the consolidated statements of operations. For transactions settled during the applicable period, gains and losses are included in other income, net in the consolidated statements of operations. Certain amounts payable are denominated in currencies other than the U.S. dollar. During the years ended December 31, 2025 and 2023, the Company recorded foreign currency losses of $0.7 million and $2.6 million, respectively, and for the year ended December 31, 2024, the Company recorded a foreign currency gain of $0.8 million within the other income, net on the consolidated statement of operations.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$168,095	$168,095	$—	$—
Money Market Fund	45,377	45,377	—	—
Repo Securities	5,000	—	5,000	—
Total	$218,472	$213,472	$5,000	$—

	December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$174,722	$174,722	$—	$—
Money Market Fund	67,456	67,456	—	—
Repo Securities	5,000	—	5,000	—
Total	$247,178	$242,178	$5,000	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the years ended December 31, 2025, 2024, and 2023 were gains of $0.2 million, $0.1 million and less than $0.1 million, respectively. Interest on investments is reported in interest income in our consolidated statement of operations. Interest receivable in investment securities is reported in prepaid and other current assets in our consolidated balance sheet.

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

The table below is a summary of the reportable segment profit or loss, including significant reportable segment expenses:

	Year Ended December 31,
In thousands	2025	2024	2023
US product revenue, net	$154,140	$166,701	$273,886
Europe product revenue, net	18,373	13,664	3,284
RoW product revenue, net	10,240	24,225	8,129
Total product revenue, net	182,753	204,590	285,299
Licensing and royalty revenue	30,893	24,024	21,612
Total revenue, net	213,646	228,614	306,911
Less: Cost of goods sold	92,778	110,758	102,142
Less: Cost of goods sold - restructuring inventory	—	36,474	39,228
Gross margin	120,868	81,382	165,541
Operating expenses:
Selling	21,512	40,150	57,243
General and administrative	43,752	38,290	52,559
Research and development	7,717	8,276	9,270
Payroll and payroll related expense	50,123	68,758	86,405
Non-cash stock-based compensation expense	11,705	17,705	16,680
Restructuring	36,229	—	10,972
Total operating expenses	171,038	173,179	233,129
Operating loss	(50,170)	(91,797)	(67,588)
Interest income	10,853	13,403	11,863
Interest expense	(7)	(7)	(8)
Other income, net	3,276	1,201	2,063
Loss from operations before taxes	(36,048)	(77,200)	(53,670)
Provision for income taxes	(2,750)	(4,983)	(5,442)
Segment & consolidated net loss	$(38,798)	$(82,183)	$(59,112)

Restructuring

The Company identifies a restructuring event as a program that is planned and controlled by management and materially changes either the scope of the Company's business or the manner in which that business is conducted. The accounting for involuntary termination benefits that are provided pursuant to a one-time benefit arrangement are accounted for under ASC 420 – Exit or Disposal Cost Obligations whereas involuntary termination benefits that are part of an ongoing written or substantive plan are accounted for under ASC 712 – Compensation – Nonretirement Postemployment Benefits. The Company accrues a liability for termination benefits under ASC 712 when it is probable that a liability has been incurred and the amount can be reasonably estimated and under ASC 420 when the termination benefits are communicated.

The Company continued to assess its contractual supplier purchase obligations and has taken steps to amend supplier agreements to align supply arrangements with current and future market demand. As a result of the ongoing assessment, the Company recognized $36.5 million and $39.2 million during the years ended December 31, 2024 and 2023, respectively, within cost of goods sold - restructuring inventory on the consolidated statement of operations for both cash and non-cash obligations (none in 2025). During the year ended December 31, 2024, the Company entered into an amended supply agreement resulting in the return of approximately $36.5 million of API previously recorded within raw materials. The API is set to be returned over an agreed upon period at predetermined volumes. The Company continues to negotiate with other contract suppliers to align its supply arrangements with current and future global demand, which may result in additional costs to the Company.

On June 24, 2025, the Company announced a global restructuring plan, the Global Restructuring Plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in the Company’s European operations. The Company anticipates that it will incur between approximately $37.0 million and $40.0 million in charges related to the Global Restructuring Plan, substantially all of which will be cash expenditures. During the year ended December 31, 2025, the Company recognized approximately $36.2 million of restructuring expense reflected on the consolidated statement of operations related to the reduction in force, substantially all of which are cash expenditures.

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

The following table sets forth the cash obligations of the Company's restructuring charges for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
In thousands	2025	2024	2023
Employee restructuring separation charges	$28,757	$—	$10,383
Vendor contract charges	7,472	—	589
Total restructuring expense	36,229	—	10,972
Restructuring inventory	—	—	39,228
Stock (accelerations)/forfeitures	(2,177)	—	1,034
Total restructuring cash obligations incurred	$34,052	$—	$51,234

The following table shows the change in restructuring liability which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2024	$—
Restructuring cash obligations incurred	34,052
Payments	(26,625)
Balance at December 31, 2025	$7,427

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This change is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis effective January 1, 2025 and additional requirements are disclosed within the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) and subsequently ASU No. 2025-01 Income Statement — Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments–Credit Losses, which provides guidance on an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within that fiscal year. We are evaluating the impact of the standard on our financial statements.

In December 2025, the FASB issued new accounting guidance, ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the scope and requirements for interim financial statement disclosures. The amendment creates a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. The guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within that fiscal year. We are currently evaluating the impact of adopting this guidance.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3)
Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of December 31, 2025, the intangible assets have an estimated weighted-average remaining useful life of 5.3 years. The carrying value as of December 31, 2025 and 2024 is as follows:

In thousands	December 31, 2025	December 31, 2024
Technology rights	$32,081	$33,188
Accumulated amortization	(18,716)	(16,799)
Intangible asset, net	$13,365	$16,389

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $3.0 million, $2.9 million, and $2.8 million, respectively. Estimated future amortization expense as of December 31, 2025 is as follows:

In thousands
Year Ending December 31,	Amount
2026	$2,546
2027	2,546
2028	2,546
2029	2,546
2030	2,546
Thereafter	635
Total	$13,365

(4)
Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of December 31, 2025 and 2024 consist of the following:

In thousands	December 31, 2025	December 31, 2024
Raw materials	$112,291	$91,421
Work in process	8,201	30,482
Finished goods	75,418	108,885
Inventory (1)	$195,910	$230,788

(1) Total inventory consists of both current inventory and long-term inventory. During the year ended December 31, 2025, approximately $0.3 million of inventory was expensed through cost of goods sold for product dating inventory. During the year ended December 31, 2024, approximately $8.0 million of inventory was expensed through cost of goods sold for both product dating and non-product dating unsellable inventory and as part of our ongoing supply agreement settlements, $36.5 million was expensed through cost of goods sold - inventory restructuring and reserved for the future return of API.

As of December 31, 2024, the Company had $64.7 million of long-term inventory as consumption was expected beyond the Company's operating cycle of 12 months (none as of December 31, 2025).

(5)
Property, Plant and Equipment

Property, plant and equipment as of December 31, 2025 and 2024 consists of the following:

In thousands	Useful Life (in years)	December 31, 2025	December 31, 2024
Furniture and fixtures	5	$425	$425
Leasehold improvements	lesser of useful life or lease term	217	217
Software	3 - 5	617	617
Computer equipment	3 - 5	227	227
Property, plant and equipment		1,486	1,486
Accumulated depreciation and amortization		(1,474)	(1,470)
Property, plant and equipment, net		$12	$16

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of the fixed asset over its estimated useful life. Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was less than $0.1 million, $0.1 million, and $0.2 million, respectively. Upon retirement or sale of assets, the cost of the assets disposed and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is credited or expensed to operations. Repairs and maintenance costs are expensed as incurred.

(6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2025 and 2024:

In thousands	December 31, 2025	December 31, 2024
Payroll and payroll-related expenses	$11,322	$15,362
Sales and marketing accruals	282	2,194
Accrued revenue allowances	111,735	104,482
Accrued restructuring	7,427	—
All other	18,338	17,545
Accrued expenses and other current liabilities	$149,104	$139,583

(7)
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

Litigation

On April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, respectively, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. DRL's complaint also includes a state law tortious interference claim related to the same alleged conduct. On March 28, 2024, Teva Pharmaceuticals USA, Inc., or Teva, filed a complaint against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 24-cv-04341 alleging various antitrust violations analogous to those made by Dr. Reddy’s and Hikma. Further, on June 14, 2024, Apotex, Inc., or Apotex, filed a complaint against the Company in the U.S. District Court for the District of New Jersey. Civil action No. 24-cv-07041 alleging various antitrust violations analogous to those made by Dr. Reddy’s, Hikma and Teva, as well as a breach of contract claim related to the same alleged conduct. Apotex also seeks declaratory judgement regarding the applicability of a 2020 settlement agreement to its antitrust claims. In October 2024, Apotex amended its complaint to add as defendants KD Pharma-Bexbach GmbH; KD Swiss GmbH; Marine Ingredients, LLC; Innova Softgel, LLC; 03 Holding GmbH; Capiton AG. Relief sought include an unspecified amount of damages for alleged economic harm to each of Dr. Reddy’s, Hikma, Teva and Apotex, treble damages, other costs and fees and injunctive relief against the alleged violative activities. On December 9, 2025, the Company filed motions for judgment on the pleadings to dismiss the claims of Teva and Apotex, based on prior settlement agreements Amarin entered into with Teva and Apotex on May 25, 2018, and June 16, 2020, respectively, relating to generic versions of Amarin’s branded product VASCEPA. On February 2, 2026, the Court denied both motions. The Company believes it has valid defenses and will vigorously defend against the claims. Such litigation can be lengthy, costly and could materially affect and disrupt our business.

The Company is named as a defendant in six antitrust class action lawsuits in the District Court for the District of New Jersey, as displayed in the table below. Each of the six antitrust class action lawsuits allege the Company and its co-defendant suppliers violated federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. The Indirect Purchaser Plaintiffs also assert related state antitrust, consumer protection, and unjust enrichment claims. The Indirect Purchaser Plaintiffs seek relief in the form of an unspecified amount of compensatory damages, treble damages, other costs and fees, restitution, and declaratory and injunctive relief against the alleged violative activities. The Direct Purchaser plaintiffs seek treble damages and other costs and fees.

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

Such antitrust litigation, and antitrust investigations, can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company cannot predict when these matters will be resolved, their outcome or their potential impact on the Company’s business. If it is determined that the Company has violated antitrust law, the Company could be subject to significant civil fines and penalties.

In June 2020, the Company received a civil investigative demand, or CID, from the U.S. Department of Justice, or the DOJ, informing the Company that the DOJ is investigating whether aspects of its promotional speaker programs and copayment waiver program during the period going back to January 1, 2015, violated the U.S. Anti-Kickback Statute and the U.S. Civil False Claims Act, in relation to the sale and marketing of VASCEPA by the Company and its previous co-marketing partner, Kowa Pharmaceuticals America, Inc. The inquiries require the Company to produce documents and answer written questions, or interrogatories, relevant to specified time periods. The Company is cooperating with the government agencies and cannot predict when these investigations will be resolved, the outcome of the investigations or their potential impact on the Company’s business.

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the U.S. in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the district court for the District of Delaware granted a motion to dismiss the Company’s lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court, finding that the Company’s allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024, which was denied on October 17, 2024. On February 14, 2025, Hikma filed a petition for a writ of certiorari with the Supreme Court of the U.S. seeking review of the Federal Circuit decision reversing the district court. On January 16, 2026, the Supreme Court granted Hikma’s petition to review the Federal Circuit decision, and thereafter, on January 20, 2026, the District Court granted a stipulation proposed by the parties to stay the District Court proceedings pending the conclusion of Hikma’s appeal before the Supreme Court

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of his employment agreement, Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the U.S. District Court for the District of New Jersey (Civ. No. 3:23-cv-01856). On June 30, 2023, all defendants moved to dismiss this case without prejudice due to lack of jurisdiction. On March 4, 2024, the District Court granted the motion in part and denied the motion in part, permitting the parties to pursue limited discovery on the issue of personal jurisdiction. On March 20, 2025, the Company filed a new motion to dismiss for failure of plaintiff to state a claim. On November 26, 2025, the District Court granted Amarin's renewed motion to dismiss Karim Mikhail's first amended complaint in its entirety. On December 30, 2025, plaintiff filed a second amended complaint.

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

The Company continues to negotiate with contract suppliers to align its supply arrangements with current and future global demand which may result in additional costs to the Company. The Company has a total of approximately $172.3 million in future contractual purchase obligations without consideration to ongoing discussions with other suppliers. The unconditional purchase obligations for contracts with remaining terms in excess of one year are summarized below:

	Years Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Unconditional Purchase Obligations	$4,864	$5,700	$29,700	$23,200	$23,200	$85,600	$172,264

Under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each of such former shareholder) of £5.0 million (approximately $6.7 million as of December 31, 2025) for the potential market approval.

The Company has no provision for any of these obligations since the amounts are either not paid or payable as of December 31, 2025.

(8)
Equity

ADSs

On April 11, 2025, the Company effected its ADS Ratio Change on its ADSs from one ADS representing one Ordinary Share to the new ratio of one ADS representing 20 Ordinary Shares.

During the years ended December 31, 2025 and 2024, except as described above, the Company did not engage in any transactions involving its ADSs. Refer to Incentive Equity Awards below for discussions of Ordinary Shares issued as a result of stock option exercises and vesting of RSUs.

Ordinary Shares

During the years ended December 31, 2025 and 2024, other than as described elsewhere in this Annual Report on Form 10-K, including in the Notes to Consolidated Financial Statements, the Company did not engage in any transactions involving its Ordinary Shares. Refer to Incentive Equity Awards below for discussion of Ordinary Shares issued as a result of stock option exercises and the vesting of RSUs. Refer to Note 9—Stock Incentive Plans and Stock Based Compensation for discussion of securities issued under the Company’s employee stock purchase plan.

On January 10, 2024, the Company announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's ordinary shares held in the form of ADSs. The Company received shareholder and UK High Court approval of the share repurchase plan in April and May 2024, respectively. The Company has not commenced any share repurchases to date, but will continue to monitor business and market conditions.

Incentive Equity Awards

The Company issues incentive equity awards, including incentive and non-qualified stock options and RSUs, under the Amarin Corporation plc 2020 Stock Incentive Plan, or the 2020 Plan, which is the successor to the Amarin Corporation plc 2011 Stock Incentive Plan, as amended, or the 2011 Plan, and the Amarin Corporation plc 2002 Stock Option Plan, as amended, or the 2002 Plan, and together with the 2020 Plan and 2011 Plan, the Plans. Refer to Note 9—Stock Incentive Plans and Stock Based Compensation for further information regarding the Company’s incentive equity plans and awards.

The following table summarizes the aggregate number of ordinary shares underlying stock options and RSUs outstanding under the 2020 Plan as of December 31, 2025:

December 31, 2025
Outstanding stock options	25,924,420
% of outstanding shares on a fully diluted basis	6%
Outstanding RSUs	11,739,800
% of outstanding shares on a fully diluted basis	3%

The following table represents equity awards activity during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands, except share amounts)	2025	2024
Ordinary shares issued for stock option exercises	—	9,500
Gross and net proceeds from stock option exercises	$—	$10
Ordinary shares issued in settlement of vested RSUs	7,333,179	3,351,960
Ordinary Shares retained for settlement of employee tax obligations ─ RSUs	3,045,250	1,009,154
Ordinary shares issued in settlement of vested Performance-Based RSUs (1)	257,500	497,397
Ordinary Shares retained for settlement of employee tax obligations ─ Performance-Based RSUs	117,898	345,693

(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions. These performance-based RSUs will primarily vest over a three-year period based on continuous service from the grant date.

During the year ended December 31, 2025, the Company granted RSUs for a total of 11,345,699 Ordinary Shares and stock options for a total of 3,313,059 Ordinary Shares to employees under the 2020 Plan. The RSUs and stock options primarily vest 50% on both January 1, 2026 and July 1, 2026, respectively.

During the year ended December 31, 2024, the Company granted RSUs for a total of 7,445,700 Ordinary Shares and stock options for a total of 2,662,000 Ordinary Shares to employees under the 2020 Plan. The RSUs typically vest annually over a three-year period and the stock options typically vest quarterly over a four-year period.

In addition to the grants noted above, in June 2025, the Company granted to Aaron Berg (i) RSUs for 1,500,000 Ordinary Shares that vested upon the date of the grant and (ii) stock options and RSUs of 750,000 and 250,000 Ordinary Shares that vest 50% on both June 26, 2026 and December 26, 2026, respectively. In July 2024, the Company granted stock options for 5,000,000 Ordinary Shares to Aaron Berg in connection with his appointment as President and Chief Executive Officer, which will vest upon achievement of specified stock price conditions for the Company.

During the years ended December 31, 2025 and 2024, the Company granted stock options nil and 1,438,360 Ordinary Shares, respectively, and RSUs of nil and 492,296 Ordinary Shares, respectively, to members of the Company’s Board of Directors under the 2020 Plan. The RSUs vest in equal installments over a three-year period upon the earlier of the anniversary of the grant date or the Company’s annual general meeting of shareholders in such anniversary year. The stock options vest quarterly over a four-year period with a one-year cliff vesting. Upon termination of service to the Company or upon a change of control, each director shall be entitled to a payment equal to the fair market value of one Amarin Ordinary Shares per award vested or granted, respectively, which is required to be made in Ordinary Shares.

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

The 2020 Plan allows the Company to grant stock options, both incentive and non-qualified options, to employees and Directors, restricted stock units to employees and unrestricted shares to Directors. The maximum number of the Company’s Ordinary Shares of £0.50 each or any ADS’s, as to be issued under the 2020 Plan shall not exceed the sum of (i) 20,000,000 Ordinary Shares and (ii) the number of Ordinary Shares that remained available for grants under the Company’s 2011 Plan as of July 13, 2020. If any award granted and outstanding under the Plans expires or is forfeited, surrendered, canceled or otherwise terminated, the shares may be made available for subsequent grants under the 2020 Plan. The 2020 Plan is administered by the Remuneration Committee of the Company’s Board of Directors and expires on July 13, 2030.

Stock Options

Under the terms of the Plans, stock options typically vest over a three- or four-year period and expire after a 10-year term. The stock options are granted at an exercise price equal to the closing price of the Company’s ADSs on the grant date. The following table summarizes all stock option activity in Ordinary Shares for the year ended December 31, 2025:

In thousands (except per share amounts and years)	Number of Ordinary Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	27,696	$2.65
Granted	4,063	0.65
Forfeited	(642)	1.22
Expired	(5,193)	4.55
Outstanding as of December 31, 2025	25,924	2.00	6.8 years	$646
Exercisable as of December 31, 2025	14,576	2.96	5.3 years	$34
Vested and expected to vest as of December 31, 2025	24,858	$2.06	6.7 years	$567
Available for future grant as of December 31, 2025	17,948

The weighted average grant date fair value of stock options granted during the years ended December 31, 2025, 2024, and 2023 was $0.54, $0.57, and $1.27, respectively. The total grant date fair value of options vested during the years ended December 31, 2025, 2024, and 2023 was $5.7 million, $7.3 million, and $8.2 million, respectively.

During the year ended December 31, 2025, there were no options exercised. During the years ended December 31, 2024 and 2023, the Company received proceeds from the exercise of options of less than $0.1 million and $1.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was less than $0.1 million and $0.4 million, respectively, calculated as the difference between the quoted stock price of the Company’s Ordinary Shares as of the reporting date and the exercise prices of the underlying awards.

As of December 31, 2025, options have $3.8 million of unrecognized stock-based compensation expense with such expense expected to be recognized over a weighted-average period of approximately 3.6 years.

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
•
Expected dividend yield: No dividend yield has been assumed as the Company does not currently pay dividends on its Ordinary Shares and does not anticipate doing so in the foreseeable future.
•
Expected option life: The expected life was determined using the simplified method based on the term and vesting period.
•
Expected volatility: Expected stock price volatility for the Black-Scholes model was calculated based on the historical volatility of the Company’s ADSs representing Ordinary Shares over the expected life of the option. For the Monte Carlo model, expected stock price volatility was calculated based on the historical volatility of both the Company's common stock and comparable company's ADSs over the expected life of the option.

For 2025, 2024, and 2023, the Company used the following assumptions to estimate the fair value of share-based payment awards under the Black-Scholes model:

	2025	2024	2023
Risk-free interest rate	2.21% - 4.03%	3.84% - 4.66%	3.59% - 4.72%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life (years)	6.25	6.25	6.25
Expected volatility	103.8% - 105.5%	106%	101% - 104%

There were no awards granted in 2025 that used the Monte Carlo model. The Company used the following assumptions to estimate the fair value and recognition period of share-based payment awards issued with vesting tied to achievement of specific stock price conditions under the Monte Carlo model in 2024 and 2023:

	2024	2023
Risk-free interest rate	3.92% - 3.96%	4.06% - 4.09%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	9	9
Expected volatility	51.00% - 42.80%	42.50% - 43.00%

Employee stock options generally require future service and vest ratably over a three or four-year service period and are settled by the issuance of new Ordinary Shares. The grant date fair value of the stock options, net of an estimated forfeiture rate is amortized straight-line over the awards’ vesting periods or respective requisite service periods and is adjusted for actual forfeitures over such period. The Company recorded compensation expense in relation to stock options of $4.4 million, $7.3 million, and $6.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The following table presents the restricted stock unit activity in Ordinary Shares for the year ended December 31, 2025:

In thousands (except per share amounts)	Ordinary Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	13,865	$1.15
Granted	13,094	0.59
Vested	(8,543)	1.49
Forfeited	(6,676)	1.59
Outstanding as of December 31, 2025	11,740	$0.94

The Company recorded compensation expense in relation to restricted stock units of $9.5 million, $10.4 million, and $9.8 million, for the years ended December 31, 2025, 2024, and 2023, respectively. The total grant date fair value of restricted stock units vested during the years ended December 31, 2025, 2024, and 2023 was $5.4 million, $9.3 million, and $16.3 million, respectively. As of December 31, 2025, restricted stock units have $4.4 million of unrecognized stock-based compensation expense with such expense to be recognized over a weighted-average period of approximately 0.9 years.

The following table presents the stock-based compensation expense related to stock-based awards for the years ended December 31, 2025, 2024, and 2023:

In thousands	2025	2024	2023
Research and development	$2,461	$3,539	$4,187
Selling, general and administrative	9,244	14,166	12,493
Restructuring	2,232	—	(1,034)
Stock-based compensation expense	$13,937	$17,705	$15,646

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

Under the ESPP, an aggregate of 3,000,000 Ordinary Shares (each ordinary share to be represented by twenty ADSs) are reserved and available for issuance, which were registered with the SEC on August 2, 2017, for sale to eligible employees. Subject to certain exclusions, any employee of the Company’s U.S. subsidiary, Amarin Pharma, Inc., who works at least 20 hours per week and has been employed for at least six months as of the first day of the applicable offering period is eligible to participate in the ESPP. Eligible employees may authorize payroll deductions of up to 15 percent of their base pay to be withheld to purchase ADSs, subject to terms and limitations of the plan, at a price equal to 85 percent of the lower of the fair market values of the Company’s ADSs as of the beginning or the end of six-month offering periods.

For the offering periods ended on the last business day on or before each of May 31, 2025 and November 30, 2025, the Company issued 97,520 and 104,200 Ordinary Shares, respectively, at a purchase price of $0.45 per share and $0.50 per share, respectively.

For the offering periods ended on the last business day on or before each of May 31, 2024 and November 30, 2024, the Company issued 139,982 and 116,766 Ordinary Shares, respectively, at a purchase price of $0.64 per share and $0.43 per share, respectively.

For the offering periods ended on the last business day on or before each of May 31, 2023 and November 30, 2023, the Company issued 205,861 and 113,749 Ordinary shares, respectively, at a purchase price of $1.01 per share and $0.66 per share, respectively.

As of December 31, 2025, 583,499 Ordinary Shares were reserved for future issuance under the ESPP.

(10)
Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $10.8 million and $11.7 million as of December 31, 2025 and 2024, respectively. The Company recognized interest related to uncertain tax positions of $2.1 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. No penalties have been recognized in conjunction with these positions.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023:

In thousands	2025	2024	2023
Beginning uncertain tax benefits	$19,483	$18,658	$18,715
Prior year—decreases	(216)	(1,612)	(2,261)
Current year—increases	1,003	2,437	2,204
Ending uncertain tax benefits	$20,270	$19,483	$18,658

The Company files income tax returns in the United States, Ireland and United Kingdom, or UK. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2025:

Jurisdiction	Tax Years
United States—Federal	2018-2025
United States—State	2018-2025
Ireland	2020-2025
United Kingdom	2022-2025

The Company does not expect any gross liabilities to expire in 2026 based on statutory lapses or audits.

The components of loss from operations before taxes were as follows for the years ended December 31, 2025, 2024 and 2023:

In thousands	2025	2024	2023
United States	$24,538	$(5,284)	$15,881
Ireland and United Kingdom	(62,195)	(76,910)	(85,177)
Other	1,609	4,994	15,626
Total loss before taxes	$(36,048)	$(77,200)	$(53,670)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the years ended December 31, 2025, 2024 and 2023:

In thousands	2025	2024	2023
Current:
United States—Federal	$2,074	$3,185	$1,597
United States—State	880	355	243
Foreign	(204)	1,443	3,602
Total current	$2,750	$4,983	$5,442
Deferred:
United States—Federal	11,020	(2,886)	9,927
United States—State	1,391	(1,369)	(934)
Foreign	1,310	(11,514)	(15,408)
Change in valuation allowance	(13,721)	15,769	6,415
Total deferred	$—	$—	$—
Provision for income taxes	$2,750	$4,983	$5,442

Differences between the statutory tax rate and the Company's effective income tax rate for the year ended December 31, 2025 is presented prospectively in accordance with ASU 2023-09 below.

In thousands	2025
Ireland Statutory Tax Rate	$(9,012)	25.00%

Ireland
Nontaxable or Nondeductible Items
Nondeductible Employee Compensation	854	(2.37%)
Permanent and Other	(258)	0.72%
Other Adjustments
Effect of Rates Different than Statutory	5,628	(15.61%)
Changes in Valuation Allowances	8,895	(24.68%)

Foreign Tax Effects
United States
State and Local Taxes (1)	3,249	(9.01%)
Foreign-derived intangible income	(798)	2.21%
Tax Credits
Research & Development Credits	184	(0.51%)
Nontaxable or Nondeductible Items
Effect of Rates Different than Statutory (Rate Differential)	(982)	2.72%
Nondeductible Employee Compensation	1,131	(3.14%)
Stock Options/RSU Deferred Only Adjustment	8,227	(22.82%)
Permanent & Other	262	(0.73%)
Changes in Valuation Allowances	(13,744)	38.13%
Other Foreign Jurisdictions	(177)	0.49%
Changes in Unrecognized Tax Benefits	(709)	1.97%
Provision for income taxes	$2,750	(7.63%)

(1) - The majority of state and local taxes are comprised of taxes assessed by the state of New Jersey.

The reconciliations of the statutory income tax rate to the provision for income taxes for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09 are shown below.

In thousands	2024	2023
Benefits from taxes at statutory rate	$(19,300)	$(13,418)
Rate differential	8,896	8,042
Change in valuation reserves	15,769	6,415
Nondeductible employee compensation	1,374	31
Stock option/RSU windfall	783	4,500
ISO disqualifying disposition windfall	459	—
Branded prescription drug fee	(280)	—
Research and development credits	(257)	(376)
Tax return to provision adjustments	544	4,187
Foreign exchange	—	(2,921)
Permanent and other	(1,048)	141
Stock Option/RSU Deferred Only Adjustment	(1,716)	—
Uncertain tax positions	921	780
Foreign-derived intangible income	(1,162)	(1,939)
Provision for income taxes	$4,983	$5,442

The Company is subject to a corporate tax rate in Ireland of 25% for non-trading activities and 12.5% for trading activities. For the years ended December 31, 2025, 2024, and 2023, the Company applied the statutory corporate tax rate of 25% for Amarin Corporation plc, reflecting the non-trading tax rate in Ireland. However, for Amarin Pharmaceuticals Ireland Limited, a wholly-owned subsidiary of Amarin Corporation plc, the Company applied the 12.5% Irish trading tax rate. In the table above, the Company used Amarin Corporation plc’s 25% tax rate as the starting point for the reconciliation since it is the parent entity of the business.

In April 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. Previously, such amounts were recognized as an increase and decrease in additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly the provisions for income taxes for the years ended December 31, 2025, 2024 and 2023 includes $0.2 million, $1.0 million and nil of excess tax benefits, respectively, arising from share-based payments during the period.

Income tax payments, net of refunds, by jurisdiction follows:

In thousands	December 31, 2025
Domestic
Ireland	$23
International
United States (State and Local)	113
Switzerland	150
Italy	193
Spain	217
Sweden	123
Other	181
Total International	977
Total income tax payments, net of refunds	$1,000

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2025 and 2024 is as follows:

In thousands	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$164,927	$166,405
Stock-based compensation	4,234	12,451
Tax credits	1,350	2,421
Lease liability	1,967	1,837
Other reserves and accrued liabilities	6,175	8,808
Gross deferred tax assets	178,653	191,922
Less: valuation allowance	(173,841)	(187,562)
Total deferred tax assets	4,812	4,360
Deferred tax liabilities:
Depreciation and amortization	(3,331)	(2,985)
Lease asset	(1,481)	(1,375)
Total deferred tax liabilities	(4,812)	(4,360)
Net deferred tax assets	$—	$—

The Company assesses whether it is more likely than not that the Company will realize its deferred tax assets. The Company determined that it was more likely than not that the net operating losses and the related deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

During 2025, the Company recorded adjustments to its deferred tax accounts related to the impact of foreign exchange rate changes and to reconcile the financial statement accounts to the amounts expected to result in future income and deductions under local law, primarily as it relates to Irish net operating losses and deferred taxes for stock compensation. These adjustments were fully offset with valuation allowances based on the Company’s position with respect to the realizability of its recorded deferred tax assets.

The Company has combined U.S. and non-U.S. net operating loss carryforwards of $1.0 billion, which do not expire. The total net operating loss carryforwards decreased by approximately $8.9 million from the prior year primarily as a result of adjustments to reconcile to the amount reported on the filed 2024 foreign tax returns. In addition, the Company has U.S. Federal tax credit carryforwards of $8.7 million and state tax credit carryforwards of $3.3 million. These amounts exclude the impact of any unrecognized tax benefits and valuation allowances. These carryforwards, which will expire between 2026 and 2044, may be used to offset future taxable income, if any.

As of December 31, 2025, there are no earnings that have been retained indefinitely for reinvestment by foreign subsidiary; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings or the recovery of the Company’s investment in its subsidiaries as the amount of the related unrecognized deferred income tax liability is zero.

The Company's and its subsidiaries' income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the IRS for tax years 2021 to 2023 and by the New York Department of Finance for the years 2018 and 2019. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company's consolidated financial position or results of operations.

(11)
Defined Contribution Plan

The Company makes available a 401(k) plan for its U.S. employees. Under the 401(k) plan, employees may make contributions which are eligible for a discretionary percentage match, in cash, as defined in the 401(k) plan and determined by the Board of Directors. The Company recognized $1.3 million, $2.2 million and $2.7 million of related compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively.

(12)
Revenue Recognition

The Company sells VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty retail pharmacy providers in the U.S. and established partners globally, or collectively, its distributors or its customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase VASCEPA. In addition to distribution agreements with distributors, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product.

Within the U.S., revenues from product sales are recognized when the distributor obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the distributor and in certain instances upon shipment. Payments from distributors are generally received 45 days from the date of sale. The Company evaluates the creditworthiness of each of its distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. The Company calculates gross product revenues generally based on the wholesale acquisition cost or list price that the Company charges its distributors for VASCEPA.

Outside of the U.S., our product revenue is derived from the sales of VASCEPA to our commercial partners based on the net price for VASCEPA established in our contracts with such partners. These commercial partners then resell the product in their agreed commercial territory. Revenues from sales to our international commercial partners are recognized when the commercial partners obtain control of our product.

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

Trade Allowances: The Company generally provides invoice discounts on VASCEPA sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors in the U.S. and Europe generally include a 2-3% discount for prompt payment, while the fees for U.S. and global distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Rebates, Chargebacks and Discounts: The Company contracts with Medicaid, Medicare, other government agencies and various private organizations, or collectively, Third-party Payors, so that VASCEPA will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company has withdrawn from the Medicaid Drug Rebate program and the 340B drug pricing program effective October 1, 2024. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s distributors and (iv) information obtained from other third parties regarding the payor mix for VASCEPA. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. For the year ended December 31, 2023, the Company recognized $15.1 million related to a change in estimate primarily for the Medicaid rebate provision as a result of a change in the percentage of business within the Medicaid segment, with a related reduction in net loss by $15.1 million in the year ended December 31, 2023. Excluding this change in estimate, net loss per share basic and diluted for the year ended December 31, 2023 would have been $(0.18).

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the years ended December 31, 2025, 2024, and 2023:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of January 1, 2023	$44,626	$136,093	$8,746	$2,056	$191,521
Provision related to current period sales	90,806	726,119	2,199	16,561	835,685
Provision related to prior period sales	(897)	(16,337)	(250)	106	(17,378)
Credits/payments made for current period sales	(71,972)	(593,584)	(1,744)	(14,658)	(681,958)
Credits/payments made for prior period sales	(43,729)	(109,258)	(1,219)	(2,163)	(156,369)
Balance as of December 31, 2023	18,834	143,033	7,732	1,902	171,501
Provision related to current period sales	81,262	751,254	1,914	12,019	846,449
Provision related to prior period sales	—	(2,111)	—	—	(2,111)
Credits/payments made for current period sales	(72,281)	(656,381)	(246)	(10,387)	(739,295)
Credits/payments made for prior period sales	(18,382)	(138,269)	(4,666)	(1,986)	(163,303)
Balance as of December 31, 2024	9,433	97,526	4,734	1,548	113,241
Provision related to current period sales	78,488	699,328	1,821	12,384	792,021
Provision related to prior period sales	—	562	—	—	562
Credits/payments made for current period sales	(61,879)	(598,442)	(308)	(10,922)	(671,551)
Credits/payments made for prior period sales	(8,853)	(96,717)	(3,706)	(1,750)	(111,026)
Balance as of December 31, 2025	$17,189	$102,257	$2,541	$1,260	$123,247

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. During the year ended December 31, 2024, the Company adjusted the measure of performance and recognized an additional $4.0 million of license revenue relating to Edding. Excluding this change in estimate, net loss per share basic and diluted for the year ended December 31, 2024 would have been $(0.21). During the year ended December 31, 2023, the Company adjusted the measure of performance and recognized an additional $5.0 million and $5.3 million of license revenue relating to Edding and HLS Therapeutics Inc., or HLS, respectively. Excluding this change in estimate, net loss per share basic and diluted for the year ended December 31, 2023 would have been $(0.17). Refer to Note 13—Development, Commercialization and Supply Agreements for further details.

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

In February 2025, January 2024, and January 2023, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million, in each of such periods, to Mochida, which was recorded as research and development expense in the consolidated statement of operations.

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

None of the other clinical or regulatory milestones has been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones and royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During 2023, Edding received regulatory approval in China under the MARINE indication and pursuit of additional indications outside of the REDUCE-IT indication was not probable. As a result, the Company reevaluated the performance period and determined that completion of the remaining performance obligations was estimated to be by the end of December 2025. The effect of this change in estimate from the previously received upfront payment and prior year milestone payments was an increase of $5.0 million in licensing revenue and a related reduction in net loss by $5.0 million for the year ended December 31, 2023. In addition, the Company recognized $3.9 million related to the milestone payment received in 2023 for the MARINE indication approval and the remaining $1.1 million would have been recognized over the remaining performance period through December 2025. The change in estimate in 2023 resulted in the remaining performance period decreasing from 11 years to three years for recognizing the remaining deferred revenue.

During 2024, Edding received approval in China under the REDUCE-IT indication. The REDUCE-IT indication approval concludes the Company's support for regulatory activities and, as noted above, pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2024, resulting in a decrease of the previous performance period of two years. The effect of this change in estimate from the previously received upfront payment and prior year milestone payments was an increase of $4.0 million in licensing revenue and a related reduction in net loss by $4.0 million for the year ended December 31, 2024. In addition, the Company also recognized $15.0 million in the second quarter related to the REDUCE-IT indication approval milestone. The Company fully recognized the transaction price as of June 30, 2024.

In thousands	Amount
Licensing revenue recognized during the year ended December 31, 2025 (1)	$—
Licensing revenue recognized during the year ended December 31, 2024 (1)	19,426
Licensing revenue recognized during the year ended December 31, 2023 (1)	12,913
Licensing revenue recognized from contract inception through both December 31, 2025 and 2024	$40,081
(1)
Licensing revenue under the DCS Agreement is recognized concurrent with the input measure of support hours provided by the Company to Edding in achieving the combined development and regulatory performance obligation, which in the Company’s judgment is the best measure of progress towards satisfying this performance obligation.

The Company recognized net product revenue of $16.0 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively, related to sales to Edding (none in 2025). The Company also recognized royalties of $2.5 million, $0.7 million, and $0.4 million for the year ended December 31, 2025, 2024, and 2023, respectively.

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

The Company recognized net product revenue of $6.0 million, $2.7 million, and $3.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to sales to Biologix.

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

During 2023, the Company concluded support for regulatory activities and pursuit of additional indications was deemed to be not probable. As a result, the Company reevaluated the performance period and determined that all remaining performance obligations were satisfied as of June 30, 2023, resulting in a decrease of the previous performance period of eight years. The effect of this change in estimate was the remaining transaction price of $5.3 million being recognized in licensing revenue and a related reduction in net loss by $5.3 million in the year ended December 31, 2023 from the previously received upfront payment and prior year milestone payments.

During the year ended December 31, 2023, the Company recognized $5.6 million as licensing revenue related to upfront and milestone payments received in connection with the HLS agreement. The Company fully recognized the transaction price as of June 30, 2023.

The Company recognized net product revenue of $3.8 million, $4.7 million, and $3.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to sales to HLS. The Company also recognized royalties of $2.5 million, $2.2 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

During the year ended December 31, 2024, the Company recognized $1.2 million as licensing revenue related to the listing of VAZKEPA on the PBS in Australia. During the year ended December 31, 2023, the Company recognized $0.5 million as licensing revenue related to the upfront payment received in connection with the CSL agreement (none in 2025).

The Company recognized net product revenue of $0.8 million for both the years ended December 31, 2025 and 2024 related to sales to CSL (none in 2023).

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

During the year ended December 31, 2023, the Company recognized $0.3 million as licensing revenue related to the upfront payment received in connection with the Lotus agreement (none in 2024 and 2025).

Recordati Industria Chimica e Farmaceutica S.p.A.

In June 2025, the Company entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati Licensing Agreement, related to the development and commercialization of VASCEPA in 59 countries focused in Europe, or the Recordati Territory. Under the terms of the Recordati Licensing Agreement, the Company granted Recordati an exclusive (including as to the Company) license with the right to sublicense development and commercialization of VASCEPA in the Recordati Territory for uses that are currently commercialized and under development by the Company based on the Company’s REDUCE-IT clinical trials of VASCEPA. The Company has received marketing authorization by the MHRA and the European Medicines Agency, or EMA, and subsequently made VASCEPA available under individual reimbursement or received national reimbursement and launched commercial operations, which has since been licensed to Recordati, in the following countries.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	–	March 2022	March 2022	March 2022
Finland	–	October 2022	December 2022	December 2022
England/Wales/Northern Ireland	–	July 2022	October 2022	October 2022
Spain	–	July 2023	September 2023	September 2023
Netherlands	–	August 2023	September 2023	September 2023
Scotland	–	August 2023	August 2023	September 2023
Greece (1)	–	May 2024	June 2024	June 2024
Portugal	–	August 2024	August 2024	September 2024
Italy	–	December 2024	December 2024	January 2025
Slovenia(2)	–	September 2025	October 2025	October 2025
Austria	September 2022	February 2025	September 2022	–
Denmark	June 2022	–	June 2022	–

(1) Vianex will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

(2) Salus will be the sole and exclusive distributor of VAZKEPA in the Slovenian territory to import, register, distribute and commercialize VAZKEPA.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Recordati, is a customer. The Company identified the following distinct performance obligation at the inception of the contract: an exclusive license to use its intellectual property; regulatory approvals; and regulatory documents in connection with the importation, distribution, promotion, marketing and sale of VASCEPA in the Recordati Territory. The Company will be responsible for supplying finished product to Recordati at a set price, as defined in the Recordati Licensing Agreement.

The Company received an upfront payment of $25.0 million, which was fully recognized during 2025. In addition to the upfront payment, the Company will be eligible to receive sales-based milestone payments and royalties on net sales of VASCEPA in the Recordati Territory. The achievement of sales-based milestone events occurs when annual aggregate net sales of VASCEPA in the Recordati Territory equals or exceeds certain specified thresholds resulting in total payments of up to $150.0 million. Each such milestone payment will be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

During the year ended December 31, 2025, the Company recognized $25.0 million as licensing revenue related to the upfront payment received in connection with the Recordati Licensing Agreement (none in 2024 and 2023).

The Company recognized net product revenue of $2.7 million for the year ended December 31, 2025, related to sales to Recordati (none in 2024 and 2023). The Company also recognized royalties of $0.9 million for the year ended December 31, 2025 (none in 2024 and 2023).

The following table presents changes in the balances of the Company’s contract assets and liabilities for years ended December 31, 2025 and 2024:

In thousands	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2025:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$—	$—	$—	$—

Year ended December 31, 2024:
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue (1)	$4,850	$—	$(4,850)	$—

(1)
The approximately $4.9 million reduction consists primarily of recognition of $4.0 million relating to the change in estimate for Edding during the three months ended June 30, 2024.

During the years ended December 31, 2025 and 2024, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods:

In thousands	For the Year Ended December 31,
Revenue recognized in the period from:	2025	2024	2023
Amounts included in contract liability at the beginning of the period	$—	$1,180	$1,892
Performance obligations satisfied in previous periods	$—	$3,670	$16,182

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

On February 5, 2019, the Company entered into a lease agreement for new office space in Bridgewater, New Jersey, or the Lease. The Lease commenced on August 15, 2019, or the Commencement Date, for an 11-year period, with two five-year renewal options. Subject to the terms of the Lease, the Company will have a one-time option to terminate the agreement effective on the first day of the 97th month after the Commencement Date upon advance written notice and a termination payment specified in the Lease. Under the Lease, the Company paid monthly rent of approximately $0.1 million for the first year following the Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Commencement Date. In addition, the Company receives certain abatements subject to the limitations in the Lease.

On November 17, 2021, the Company entered into a lease agreement for office space in Zug Switzerland, or the Zug Lease. The Zug Lease commenced on February 1, 2022, or the Zug Commencement Date, for a five-year period, with one five-year renewal option. Under the Zug Lease, the Company will pay annual rent of approximately $0.2 million for the first year following the Zug Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Zug Commencement Date. The Zug Lease was terminated effective December 31, 2025.

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

Prior to the licensing agreement with Recordati, the Company had lease agreements for various automobiles with terms ranging from month-to-month up to 36 months within Europe.

The total operating lease liability is $8.2 million and $9.7 million and the total operating lease right-of-use asset is $6.5 million and $7.6 million, as of December 31, 2025 and 2024, respectively.

The lease expense for the years ended December 31, 2025, 2024, and 2023 is approximately $2.7 million, $2.9 million and $3.2 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of December 31, 2025:

Undiscounted lease payments ($000s)
2026	$2,965
2027	2,121
2028	1,978
2029	2,011
2030	1,262
Total undiscounted payments	$10,337
Discount Adjustments	$(2,109)
Current operating lease liability	2,148
Long-term operating lease liability	$6,080

Lessor

The Company classifies contractual lease arrangements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842. For sales-type leases, the Company derecognizes the leased asset and recognizes the lease investment on the balance sheet.

On January 20, 2023, the Company entered into a sublease agreement, or the Sublease, for 50,000 square feet of the 67,747-square foot Lease and included within the sublease are furniture, fixtures and equipment, collectively the Sublease. The Sublease commenced on February 1, 2023, or the Sublease Commencement Date, for a 7.5-year period. Under the Sublease, the Company will be paid monthly rent of approximately $0.1 million for the first year following the Sublease Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Sublease Commencement Date. In addition, the Company will provide certain abatements subject to the limitations in the Lease.

The components of lease income are as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest income from sales-type leases	$56	$62	$61
Operating lease income	995	995	912
Loss recognized at commencement date of sales type lease	—	—	(61)
Total	$1,051	$1,057	$912

Future minimum sales type lease and operating lease receivables as of December 31, 2025 are as follows:

	Sales-Type Leases	Operating Leases
2026	$122	$1,051
2027	125	1,073
2028	127	1,096
2029	130	1,118
2030	88	760
Total	$592	$5,098