Form 10-Q
period 2026-03-31
AMARIN CORP PLC\UK
filed 2026-04-29
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

419,382,177 Ordinary Shares, 50 pence par value per share, were outstanding as of April 24, 2026, including 20,533,349 Ordinary Shares held as American Depositary Shares (ADSs), each representing 20 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$131,063	$134,660
Restricted cash	201	201
Short-term investments	176,759	167,929
Accounts receivable, net	108,051	126,832
Inventory	183,585	195,910
Prepaid and other current assets	26,357	24,350
Total current assets	626,016	649,882
Operating lease right-of-use asset	6,010	6,461
Other long-term assets	1,010	1,067
Intangible asset, net	12,728	13,365
TOTAL ASSETS	$645,764	$670,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,153	$45,355
Accrued expenses and other current liabilities	131,491	149,104
Total current liabilities	179,644	194,459
Long-Term Liabilities:
Long-term operating lease liability	5,585	6,080
Other long-term liabilities	11,122	10,955
Total liabilities	196,351	211,494
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £0.50 par value per share, unlimited authorized; 435,545,639 shares issued, 419,594,602 shares outstanding as of March 31, 2026; 429,847,579 shares issued, 416,214,102 shares outstanding as of December 31, 2025	314,062	310,184
Additional paid-in capital	1,922,254	1,923,801
Treasury stock; 15,951,037 shares as of March 31, 2026; 13,633,477 shares as of December 31, 2025	(69,047)	(67,360)
Accumulated deficit	(1,717,856)	(1,707,344)
Total stockholders’ equity	449,413	459,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$645,764	$670,775

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2026	2025
Product revenue, net	$43,326	$41,035
Licensing and royalty revenue	1,806	982
Total revenue, net	45,132	42,017
Less: Cost of goods sold	27,363	16,887
Gross margin	17,769	25,130
Operating expenses:
Selling, general and administrative	21,115	36,573
Research and development	4,665	5,312
Restructuring	3,323	—
Total operating expenses	29,103	41,885
Operating loss	(11,334)	(16,755)
Interest income, net	2,423	2,872
Other income, net	188	253
Loss from operations before taxes	(8,723)	(13,630)
Provision for income taxes	(1,789)	(2,067)
Net loss	$(10,512)	$(15,697)
Loss per Ordinary Share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Weighted average Ordinary Shares:
Basic	419,054	413,422
Diluted	419,054	413,422

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2025	429,847,579	(13,633,477)	310,184	1,923,801	(67,360)	(1,707,344)	459,281
Vesting of restricted stock units	5,698,060	(2,317,560)	3,878	(3,878)	(1,687)	—	(1,687)
Stock-based compensation	—	—	—	2,331	—	—	2,331
Loss for the period	—	—	—	—	—	(10,512)	(10,512)
March 31, 2026	435,545,639	(15,951,037)	$314,062	$1,922,254	$(69,047)	$(1,717,856)	$449,413

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2024	422,256,900	(10,672,049)	$305,298	$1,914,750	$(65,326)	$(1,668,546)	$486,176
Vesting of restricted stock units	4,585,679	(1,805,341)	2,854	(2,854)	(1,119)	—	(1,119)
Stock-based compensation	—	—	—	4,327	—	—	4,327
Loss for the period	—	—	—	—	—	(15,697)	(15,697)
March 31, 2025	426,842,579	(12,477,390)	$308,152	$1,916,223	$(66,445)	$(1,684,243)	$473,687

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,512)	$(15,697)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1	1
Accretion of investments	(532)	(1,216)
Stock-based compensation	2,331	4,327
Amortization of intangible asset	637	729
Changes in assets and liabilities:
Accounts receivable, net	18,781	15,545
Inventory	12,325	13,894
Prepaid and other current assets	(1,970)	(12,577)
Other long-term assets	56	39
Interest receivable	(37)	450
Accounts payable and other current liabilities	(14,815)	(17,541)
Other long-term liabilities	123	(413)
Net cash provided by (used in) operating activities	6,388	(12,459)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	42,500	55,000
Purchases of securities	(50,798)	(42,936)
Net cash (used in) provided by investing activities	(8,298)	12,064
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to stock-based awards	(1,687)	(1,119)
Net cash used in financing activities	(1,687)	(1,119)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,597)	(1,514)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	134,861	121,338
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$131,264	$119,824
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,331	$22
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$—	$1,837

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S., under the brand name VASCEPA® (icosapent ethyl). VASCEPA, under the brand name VAZKEPA, hereinafter along with VASCEPA, collectively referred to as VASCEPA is also commercialized in various other countries throughout the world.

The Company and seven commercial partners are in various stages: seeking or maintaining regulatory approval, obtaining government or private pricing and reimbursement, and/or commercialization. VASCEPA and VAZKEPA approvals and applications for approval globally reference either the U.S. New Drug Application, or NDA, core dossier or the European Medicines Agency, or EMA, core dossier.

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

(1) As part of the Recordati partnership, agreements with Vianex S.A "Vianex" (Greece), Magnapharm Marketing & Sales Romania S.R.L. "Magnapharm" (Romania), and Salus, Veletrgovina, d.o.o, "Salus" (Slovenia) will be transitioned to Recordati.

VASCEPA was first approved by the U.S. Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (>500 mg/dL) hypertriglyceridemia, or the MARINE indication. In January 2013, the Company launched 1-gram size VASCEPA in the U.S. and in October 2016, introduced a 0.5-gram capsule size. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of the Company’s long-term CV outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent CV risk in select high risk patients, or the REDUCE-IT indication.

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, collectively, the Defendants, that declared as invalid several of the Company's patents covering the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the U.S. Supreme Court, but the Company was unsuccessful. As a result, the following generic versions of icosapent ethyl have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA and have entered the U.S. market:

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

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VAZKEPA, in the European Union, or EU, to reduce the risk of CV events in high-risk, statin-treated adult patients who have elevated TGs (>150 mg/dL) and either established CV disease or diabetes and at least one additional CV risk event. On April 22, 2021, the Company announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce CV risk. Collectively, CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Form 10-K, filed with the SEC. The balance sheet amounts in this report were derived from the Company’s audited consolidated financial statements included in the Form 10-K.

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the condensed consolidated financial statements of the prior year have been reclassified to conform to current year presentation.

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

As of March 31, 2026, the Company had total assets of $645.8 million, of which $307.8 million consisted of cash and short-term investments. More specifically, the Company had current assets of $626.0 million, including cash and cash equivalents of $131.1 million, short-term investments of $176.8 million, accounts receivable, net, of $108.1 million and inventory of $183.6 million. As of March 31, 2026, the Company had no debt outstanding.

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

Accounts Receivable, net

Accounts receivable, net, comprised of trade receivables, are generally due within 45 days and are stated at amounts due from customers. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable credit losses net of any recoveries. The allowance is based primarily on assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables ageing and expected future write-offs. The expense associated with the allowance for doubtful accounts is recognized as selling, general, and administrative expense. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of March 31, 2026 and December 31, 2025:

In thousands	March 31, 2026	December 31, 2025
Gross trade accounts receivable	$123,039	$144,983
Trade allowances	(13,958)	(17,189)
Chargebacks	(1,030)	(962)
Accounts receivable, net	$108,051	$126,832

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

The Company provides reserves for potential payments of tax to various tax authorities and does not recognize tax benefits related to uncertain tax positions and other issues. Tax benefits for uncertain tax positions are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized, assuming that the matter in question will be decided based on its technical merits. The Company’s policy is to record interest and penalties as provision for income taxes.

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

The calculation of net loss and the number of Ordinary Shares and ADSs used to compute basic and diluted net loss per Ordinary Share and ADS for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
In thousands	2026	2025
Net loss—basic and diluted	$(10,512)	$(15,697)
Weighted average Ordinary Shares outstanding—basic and diluted	419,054	413,422
Loss per Ordinary Share—basic and diluted	$(0.03)	$(0.04)

Weighted average ADS outstanding—basic and diluted	20,952	20,671
Loss per ADS—basic and diluted	$(0.50)	$(0.76)

For the three months ended March 31, 2026 and 2025, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended March 31,
In thousands	2026	2025
Stock options	30,820	30,373
Restricted stock and restricted stock units	10,581	19,716

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 29%, 32%, and 26%, respectively, of gross product sales for the three months ended March 31, 2026, and represented 36%, 30%, and 14%, respectively, of the gross accounts receivable balance as of March 31, 2026. Customers A, B, and C accounted for 33%, 29%, and 29%, respectively, of gross product sales for the three months ended March 31, 2025, and represented 36%, 23%, and 21%, respectively, of the gross accounts receivable balance as of March 31, 2025. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2026
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$179,684	$179,684	$—	$—
Money Market Fund	35,563	35,563	—	—
Repo Securities	5,000	—	5,000	—
Total	$220,247	$215,247	$5,000	$—

	December 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$168,095	$168,095	$—	$—
Money Market Fund	45,377	45,377	—	—
Repo Securities	5,000	—	5,000	—
Total	$218,472	$213,472	$5,000	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses, which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the three months ended March 31, 2026 and 2025 was a loss of $0.1 million and a gain of $0.1 million, respectively. Interest on investments is reported in interest income in our condensed consolidated statement of operations. Interest receivable in investment securities of $1.2 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively, is reported in prepaid and other current assets in our condensed consolidated balance sheet.

The carrying amounts of accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Segment and Geographical Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. A single management team that reports to the Company’s CODM, who is the Chief Executive Officer, comprehensively manages the business on an integrated basis for the purpose of allocating resources. Therefore, the Company has one operating segment. The CODM uses consolidated net income to make operating decisions, allocate resources, and evaluate financial performance of the segment, primarily by monitoring actual results compared to forecasted results, as well as by reviewing year over year results.

The CODM reviews significant segment expenses for our single reportable segment. Significant segment expenses include cost of goods sold, selling expenses, general and administrative expenses, research and development expenses, payroll and payroll related expenses, non-cash stock-based compensation expense, and restructuring, all of which are presented in our condensed consolidated statements of operations. Other segment items include interest income, net, other income, net, and provision for income taxes, which are also presented in our condensed consolidated statements of operations.

The Company’s CODM does not currently assess segment performance or allocate resources based on a measure of total assets nor is it practical for the Company to disaggregate assets based on geography. Accordingly, a total asset measure has not been provided for segment disclosure.

The table below is a summary of the reportable segment profit or loss, including significant reportable segment expenses:

	For the Three Months Ended March 31,
In thousands	2026	2025
US product revenue, net	$35,617	$35,661
Europe product revenue, net	4,914	5,392
RoW product revenue, net	2,795	(18)
Total product revenue, net	43,326	41,035
Licensing and royalty revenue	1,806	982
Total revenue, net	45,132	42,017
Less: Cost of goods sold	27,363	16,887
Gross margin	17,769	25,130
Operating expenses:
Selling	2,554	7,384
General and administrative (1)	11,273	8,648
Research and development	1,521	2,042
Payroll and payroll related expense	8,137	19,484
Non-cash stock-based compensation expense	2,295	4,327
Restructuring	3,323	—
Total operating expenses	29,103	41,885
Operating loss	(11,334)	(16,755)
Interest income, net	2,423	2,872
Other income, net	188	253
Loss from operations before taxes	(8,723)	(13,630)
Provision for income taxes	(1,789)	(2,067)
Segment & consolidated net loss	$(10,512)	$(15,697)

(1) During the three months ended March 31, 2026 the Company recorded litigation settlements of $3.1 million within general and administrative expense.

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

On June 24, 2025, the Company announced a global restructuring plan, the Global Restructuring Plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in the Company’s European operations. The Company anticipates that it will incur approximately $40.0 million in charges related to the Global Restructuring Plan, substantially all of which will be cash expenditures. During the three months ended March 31, 2026, the Company recognized approximately $3.3 million of restructuring expense reflected on the condensed consolidated statement of operations related to the reduction in force, substantially all of which is cash expenditures. Since inception of the Global Restructuring Plan, the Company has recognized cumulative restructuring charges of $39.6 million.

The following table sets forth the components of the Company's restructuring charges for the three months ended March 31, 2026 (none for the three months ended March 31, 2025):

For the Three Months Ended March 31,
In thousands	2026
Employee restructuring separation charges	$3,054
Vendor contract charges	269
Total restructuring expense	3,323
Stock acceleration	(35)
Total restructuring costs incurred	$3,288

The following table shows the change in restructuring liability, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2025	$7,427
Restructuring cash obligations incurred	3,288
Payments	(5,474)
Balance at March 31, 2026	$5,241

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted early by the Company or adopted as of the specified effective date.

In November 2024, the FASB issued Accounting Standards Update, or ASU, No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) and subsequently ASU No. 2025-01 Income Statement — Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments–Credit Losses, which provides guidance on an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within that fiscal year. The Company adopted this guidance during the current fiscal year, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2025, the FASB issued new accounting guidance, ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the scope and requirements for interim financial statement disclosures. The amendment creates a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. The guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this guidance.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of March 31, 2026, the intangible assets have an estimated weighted-average remaining useful life of 5.0 years. The carrying value as of March 31, 2026 and December 31, 2025 is as follows:

In thousands	March 31, 2026	December 31, 2025
Technology rights	$32,081	$32,081
Accumulated amortization	(19,353)	(18,716)
Intangible asset, net	$12,728	$13,365

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventories as of March 31, 2026 and December 31, 2025 consist of the following:

In thousands	March 31, 2026	December 31, 2025
Raw materials	$116,787	$112,291
Work in process	11,330	8,201
Finished goods	55,468	75,418
Total inventory (1)	$183,585	$195,910

(1) During the three months ended March 31, 2026, approximately $1.7 million of inventory was expensed through cost of goods sold due to product dating.

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the U.S. in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the District Court for the District of Delaware granted a motion to dismiss the Company's lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the district court, finding that the Company's allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024, which was denied on October 17, 2024. On February 14, 2025, Hikma filed a petition for a writ of certiorari with the Supreme Court of the U.S. seeking review of the Federal Circuit decision reversing the district court. On January 16, 2026, the Supreme Court granted Hikma’s petition to review the Federal Circuit decision, and thereafter, on January 20, 2026, the District Court granted a stipulation proposed by the parties to stay the District Court proceedings pending the conclusion of Hikma’s appeal before the Supreme Court. On February 18, 2026, Hikma filed their Brief for Petitioners, Amarin filed their Brief for Respondents on March 20, 2026, and on April 13, 2026, Hikma filed their Reply Brief for Petitioners. Oral argument is scheduled for April 29, 2026.

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of his employment agreement, Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the U.S. District Court for the District of New Jersey (Civ. No. 3:23-cv-01856). On June 30, 2023, all defendants moved to dismiss this case without prejudice due to lack of jurisdiction. On March 4, 2024, the District Court granted the motion in part and denied the motion in part, permitting the parties to pursue limited discovery on the issue of personal jurisdiction. On March 20, 2025, the Company filed a new motion to dismiss for failure of plaintiff to state a claim. On November 26, 2025, the District Court granted Amarin's renewed motion to dismiss Karim Mikhail's first amended complaint in its entirety. On December 30, 2025, plaintiff filed a second amended complaint. In February 2026, the court issued an order granting Amarin permission to file a Motion to Dismiss, thereafter adopting a briefing schedule proposed by the parties providing Amarin with a deadline of May 20, 2026 to file such motion. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome.

On April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. DRL's complaint also includes a state law tortious interference claim related to the same alleged conduct. On March 28, 2024, Teva Pharmaceuticals USA, Inc., or Teva, filed a complaint against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 24-cv-04341, alleging various antitrust violations analogous to those made by Dr. Reddy’s and Hikma. Further, on June 14, 2024, Apotex, Inc., or Apotex, filed a complaint against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 24-cv-07041, alleging various antitrust violations analogous to those made by Dr. Reddy’s, Hikma and Teva, as well as a breach of contract claim related to the same alleged conduct. Apotex also seeks declaratory judgement regarding the applicability of a 2020 settlement agreement to its antitrust claims. In October 2024, Apotex amended its complaint to add as defendants KD Pharma-Bexbach GmbH; KD Swiss GmbH; Marine Ingredients, LLC; Innova Softgel, LLC; 03 Holding GmbH; Capiton AG. Relief sought include an unspecified amount of damages for alleged economic harm to each of Dr. Reddy’s, Hikma, Teva and Apotex, treble damages, other costs and fees and injunctive relief against the alleged violative activities. On December 9, 2025, the Company filed motions for judgment on the pleadings to dismiss the claims of Teva and Apotex, based on prior settlement agreements Amarin entered into with Teva and Apotex on May 25, 2018, and June 16, 2020, respectively, relating to generic versions of Amarin’s branded product VASCEPA. On February 2, 2026, the Court denied both motions.

The Company is named as a defendant in six putative antitrust class action lawsuits in the District Court for the District of New Jersey, as displayed in the table below. Each of the six antitrust putative class action lawsuits allege the Company violated federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the icosapent ethyl drug and API markets. The Indirect Purchaser Plaintiffs also assert related state antitrust, consumer protection, and unjust enrichment claims. The Indirect Purchaser Plaintiffs seek relief in the form of an unspecified amount of compensatory damages, treble damages, other costs and fees, restitution, and declaratory and injunctive relief against the alleged violative activities. The Direct Purchaser Plaintiff seeks treble damages and other costs and fees. On April 14, 2026, the Company agreed to a Confidential Settlement Agreement and Release with the named Indirect Purchaser Plaintiffs and the Direct Purchaser Plaintiff, together, the Purchaser Plaintiffs, wherein in exchange for a negotiated settlement payment, the Purchaser Plaintiffs will voluntarily dismiss with prejudice all pending claims against the Company. The negotiated settlement payment was recognized within selling, general and administrative expenses on the condensed consolidated statement of operations for the three months ended March 31, 2026 and within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2026.

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

Such antitrust litigation can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company cannot predict when these matters will be resolved, their outcome or their potential impact on the Company’s business. The Company believes it has valid defenses and will vigorously defend against the claims. If it is determined that the Company has violated antitrust law, the Company could be subject to significant civil fines and penalties.

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

As of March 31, 2026, the Company has a total of approximately $189.0 million of future contractual purchase obligations. The Company continues to negotiate with its contract suppliers to better align its supply arrangements with current and anticipated global demand and subsequent to March 31, 2026, the Company has a total of approximately $49.8 million in future contractual purchase obligations as well as $96.0 million of future purchase obligations contingent on certain suppliers obtaining regulatory approval.

Under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.6 million as of March 31, 2026) for the potential market approval.

The Company has no provision for any of these obligations since the amounts are either not paid or payable as of March 31, 2026.

(6) Equity

ADSs

On April 11, 2025, the Company effected its ADS Ratio Change on its ADSs from one ADS representing one Ordinary Share, to the new ratio of one ADS representing 20 Ordinary Shares.

During the three months ended March 31, 2026 and 2025, except as described above, the Company did not engage in any transactions involving its ADSs. Refer to Incentive Equity Awards below for discussions of Ordinary Shares issued as a result of stock option exercises and vesting of RSUs.

Ordinary Shares

There was no Ordinary Share activity during the three months ended March 31, 2026 and 2025, except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of Ordinary Shares underlying stock options and RSUs outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, as amended, or the 2020 Plan, as of March 31, 2026:

March 31, 2026
Outstanding stock options	30,820,300
% of outstanding on a fully-diluted basis	7%
Outstanding RSUs	10,580,880
% of outstanding on a fully-diluted basis	3%

The following table represents equity awards activity during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Ordinary Shares issued in settlement of vested RSUs	5,698,060	4,328,179
Ordinary Shares retained for settlement of employee tax obligations ─ RSUs	2,317,560	1,687,443
Ordinary Shares issued in settlement of vested Performance-based RSUs (1)	—	257,500
Ordinary Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	—	117,898
(1)
Performance-based RSUs vested in connection with the achievement of certain performance conditions during the year.

In January 2026, the Company granted RSUs for a total of 5,615,880 Ordinary Shares and stock options for a total of 5,570,420 Ordinary Shares to employees under the 2020 Plan. The RSUs vest annually over a three-year period and the stock options vest quarterly over a three-year period with a one-year cliff vesting.

In January 2025, the Company granted RSUs for a total of 10,646,844 Ordinary Shares and stock options for a total of 3,313,059 Ordinary Shares to employees under the 2020 Plan. The RSUs and stock options vest 50% on both January 1, 2026 and July 1, 2026, respectively.

(7) Revenue Recognition

The Company sells VASCEPA principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty retail pharmacy providers in the U.S. and commercial partners globally, or collectively, its distributors or its customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients and healthcare providers. Patients are required to have a prescription in order to purchase VASCEPA. In addition to distribution agreements with distributors, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product.

Within the U.S., revenues from product sales are recognized when the distributor obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the distributor and in certain instances upon shipment. Payments from distributors are generally received 45 days from the date of sale. The Company evaluates the creditworthiness of each of its distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements. The Company calculates gross product revenues generally based on the wholesale acquisition cost or list price that the Company charges its distributors for VASCEPA.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the three months ended March 31, 2026 and 2025:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2025	$17,189	$102,257	$2,541	$1,260	$123,247
Provision related to current period sales	18,801	194,856	430	3,122	217,209
Provision related to prior period sales	—	207	—	—	207
Credits/payments made for current period sales	(5,588)	(108,666)	—	(1,627)	(115,881)
Credits/payments made for prior period sales	(16,444)	(101,483)	(737)	(1,284)	(119,948)
Balance as of March 31, 2026	$13,958	$87,171	$2,234	$1,471	$104,834

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2024	$9,433	$97,526	$4,734	$1,548	$113,241
Provision related to current period sales	16,627	164,873	378	4,131	$186,009
Provision related to prior period sales	—	(445)	—	—	$(445)
Credits/payments made for current period sales	(6,461)	(88,769)	(50)	(2,920)	$(98,200)
Credits/payments made for prior period sales	(9,082)	(93,205)	(1,276)	(1,645)	$(105,208)
Balance as of March 31, 2025	$10,517	$79,980	$3,786	$1,114	$95,397

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

In February 2026 and 2025, the Company exercised certain rights under the agreement, resulting in payments of $1.0 million in each of such periods to Mochida, which was recorded as research and development expense in the condensed consolidated statement of operations.

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

The Company recognized royalties of $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized net product revenue of $0.5 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively, related to sales to Biologix.

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

The Company recognized royalties of $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized net product revenue of $2.0 million and nil for the three months ended March 31, 2026 and 2025, respectively, related to sales to CSL.

Recordati Industria Chimica e Farmaceutica S.p.A.

In June 2025, the Company entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati Licensing Agreement, related to the development and commercialization of VASCEPA in 59 countries focused in Europe, or the Recordati Territory. Under the terms of the Recordati Licensing Agreement, the Company granted Recordati an exclusive license with the right to sublicense development and commercialization of VASCEPA in the Recordati Territory for uses that are currently commercialized and under development by the Company based on the Company’s REDUCE-IT clinical trials of VASCEPA. The Company has received marketing authorization by the MHRA and the EMA and subsequently made VASCEPA available under individual reimbursement or received national reimbursement and launched commercial operations, which has since been licensed to Recordati, in the following countries.

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

The Company received an upfront payment of $25.0 million, which was fully recognized during 2025. In addition to the upfront payment, the Company will be eligible to receive sales-based milestone payments and royalties on net sales of VASCEPA in the Recordati Territory. The achievement of sales-based milestone events occurs when annual aggregate net sales of VASCEPA in the Recordati Territory equals or exceeds certain specified thresholds resulting, in total payments to the Company of up to $150.0 million. Each such milestone payment will be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

The Company recognized net product revenue of $3.0 million and nil for the three months ended March 31, 2026 and 2025, respectively, related to sales to Recordati. The Company also recognized royalties of $0.6 million and nil for the three months ended March 31, 2026 and 2025, respectively.

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

On November 17, 2021, the Company entered into a lease agreement for office space in Zug Switzerland, or the Zug Lease. The Zug Lease commenced on February 1, 2022, or the Zug Commencement Date, for a five-year period, with one five-year renewal option. Under the Zug Lease, the Company paid annual rent of approximately $0.2 million for the first year following the Zug Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Zug Commencement Date. The Zug Lease was terminated effective December 31, 2025.

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

The total operating lease liability is $7.7 million and $8.2 million and the total operating lease right-of-use asset is $6.0 million and $6.5 million, as of March 31, 2026 and December 31, 2025, respectively.

The lease expense for the three months ended March 31, 2026 and 2025 is $0.7 million and $0.8 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of March 31, 2026:

In thousands	Undiscounted lease payments
Remainder of 2026	$2,214
2027	2,117
2028	1,978
2029	2,011
2030	1,262
Total undiscounted payments	$9,582
Discount Adjustments	$(1,881)
Current operating lease liability	$2,116
Long-term operating lease liability	$5,585

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

The components of lease income are as follows:

	For the Three Months Ended March 31,
In thousands	2026	2025
Interest income from sales-type leases	$13	$15
Operating lease income	249	249
Total	$262	$264

Future minimum sales-type lease and operating lease receivables as of March 31, 2026 are as follows:

In thousands	Sales-Type Leases	Operating Leases
Remainder of 2026	$92	$790
2027	125	1,073
2028	127	1,096
2029	130	1,118
2030	88	760
Total	$562	$4,837

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our Annual Report, and under Part II, Item IA, “Risk Factors” of this Quarterly Report.

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

Our commercialized product, VASCEPA® (icosapent ethyl) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or HTG, or the MARINE indication. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of our long-term CV outcomes trial, REDUCE-IT®, or Reduction of Cardiovascular Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent CV risk in select high risk-patients, or the REDUCE-IT indication.

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VASCEPA, under the brand name VAZKEPA®, hereinafter along with VASCEPA, collectively referred to as VASCEPA, in the European Union, or EU, to reduce the risk of CV events in high-risk statin-treated adult patients who have elevated TGs (>150 mg/dL) and either established CV disease or diabetes and at least one additional CV risk event. On April 22, 2021, we announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce CV risk. Collectively, Committee for Medicinal Products for Human Use, or CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

(1) - As part of the Recordati partnership, agreements with Vianex S.A "Vianex" (Greece), Magnapharm Marketing & Sales Romania S.R.L. "Magnapharm" (Romania), and Salus, Veletrgovina, d.o.o, "Salus" (Slovenia) has been transitioned to Recordati.

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

Partnerships

One of our core areas of focus is continuing to work on generating revenue from our partnerships in key international markets. We and our partners have obtained varying levels of indication approvals and initiated or are in the process of initiating commercial launches in various territories where our partners have access. We and our partners continue to seek additional regulatory approvals in the countries in which our partners operate. We have agreements in place with the following partners within the respective territories:

Partner	Agreement Date	Country	MARINE Approval	REDUCE-IT Approval	Launch Date
Edding (1)	February 2015	Mainland China	June 2023	June 2024	October 2023
		Hong Kong	–	February 2023	May 2024
Biologix (2)	March 2016	Lebanon	March 2018	August 2021	June 2018
		United Arab Emirates	July 2018	October 2021	February 2019
		Qatar	December 2019	April 2021	May 2022
		Bahrain	April 2021	April 2022	September 2023
		Kuwait	December 2021	March 2023	September 2023
		Saudi Arabia	March 2022	June 2023	September 2023
HLS	September 2017	Canada	–	December 2019	February 2020
CSL	February 2023	Australia	–	November 2022	October 2024
		New Zealand	–	January 2023	–
Neopharm (3)	August 2023	Israel	–	March 2023	May 2024
Lotus (4)	August 2023	South Korea	–	May 2025	–
		Singapore	–	December 2025	–
Recordati (5)	June 2025	Europe (6)	–	March 2021	(6)

(1) VASCEPA is under registration in Macau and Taiwan in the China Territory with Edding.

(2) VASCEPA is under registration in additional countries in the MENA region with Biologix.

(3) VASCEPA is under registration in additional countries in the Israel territory with Neopharm.

(4) VASCEPA is under registration in additional countries in the ASEAN region with Lotus.

(5) VASCEPA is under registration in 59 countries focused in Europe with Recordati.

(6) Refer to table below for listing of European countries with VAZKEPA currently available.

In 2021, we received marketing authorization and regulatory approval in the EU, England, Wales and Scotland with 10 years of market protection, and in April 2024, we were issued a patent that extended our exclusivity to 2039.

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

We are responsible for supplying finished product to these partners. We continue to assess other potential partnership opportunities for VASCEPA with companies with the intention of partnering in all other international markets where VASCEPA receives local regulatory approval.

Research and Development

Since its inception in 2011, the REDUCE-IT CV outcomes study of VASCEPA has been the centerpiece of our research and development. We also continue to study the potential mechanisms of action of the single active ingredient in VASCEPA, icosapent ethyl, or IPE. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for VASCEPA in the U.S. and continue to pursue approval for VASCEPA around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study.

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 70 clinical treatment guidelines, consensus statements or scientific statements from global medical or scientific societies or within peer reviewed journals have recognized the use of icosapent ethyl, or IPE, in appropriate at-risk patients for CV risk reductions, including those statements which we were informed of by our global partners as well as guidelines which were newly received during the first quarter of 2026 as listed below:

•
In January 2026, the American Diabetes Association, or ADA, released guidelines on Cardiovascular Disease and Risk Management in Standards of Care in Diabetes that stated that in individuals with Atherosclerotic Cardiovascular Disease, or ASCVD, or other CV risk factors on a statin with managed LDL-C but elevated TG (150–499 mg/dL [1.7–5.6 mmol/L]), the addition of IPE can be considered to reduce CV risk.
•
In January 2026, the Egyptian Heart Journal published the 2025 Egyptian guidelines for the management of dyslipidemia stating that LDL-C-lowering therapies reduce ASCVD risk regardless of TG level and in statin-treated patients with TG 135–499 mg/dL, IPE (2 g twice daily) is recommended.
•
In March 2026, the American College of Cardiology/American Heart Association/Multi-society Dyslipidemia Guidelines were released. These guidelines recognize that elevated TG levels contribute meaningfully to CV disease burden and ongoing CV events even in patients achieving LDL-C targets, underscoring the need for complementary therapeutic approaches beyond statin monotherapy to further reduce risk in high and very high-risk populations. IPE is the only primary TG-lowering medication that reduces ASCVD event risk in combination with statin therapy.
•
In March 2026, the ESC Council on Basic Cardiovascular Science, or CBCS, and associated working groups, released a scientific statement on novel CV metabolic risk factor mechanisms and therapeutic opportunities, in the European Heart Journal. The statement noted that not only does IPE cause substantial declines in TG levels, but also reduced CV events compared to placebo. The beneficial CV effects of IPE eicosapentaenoic acid ethyl ester or EPA-E, extended beyond TG level reduction, suggesting additional CV benefits of this class. IPE also promotes plaque stabilization in patients with documented coronary atherosclerosis likely by modulating inflammation, oxidative stress, and endothelial function.
•
In March 2026, the Polish Diabetes Association released, Clinical Recommendations on the Management of Individuals with Diabetes – 2026 Position Statement of Diabetes Poland, in Current Topics of Diabetes, the Official Journal of the Diabetes Poland. The recommendations stated that for individuals with HTG (TG: 135–499 mg/dl; 1.52–5.6 mmol/l), the use of high-dose EPA (2 g twice daily) in combination with a statin may be considered.

In January 2026, at the LS2 Cardiovascular Research meeting in Bern, Switzerland, we provided support to global collaborators for a poster presentation from within the REDUCE-IT dataset as well as from in vitro data highlighting the potential anti-coagulant effects of IPE through suppression of tissue factor.

In March 2026, at the American College of Cardiology, or ACC, meeting in New Orleans, LA, USA, we provided support to global collaborators for two presentations, one poster and one oral. The poster presentation reported the inhibitory actions of EPA on the rate of Lipoprotein(a), or Lp(a), oxidation. The oral presentation looked at a secondary analysis of the REDUCE-IT dataset highlighting the efficacy of IPE among patients at extreme CV risk.

During the three months ended March 31, 2026, we and global medical and scientific collaborators supported a total of 6 publications inclusive of accepted abstracts, posters, and manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise in the U.S. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand. As of March 31, 2026, we had inventory of $183.6 million, of which 35% is inventory approved for use in North America.

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

Selling, general and administrative expense. Selling, general and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for personnel in our marketing, executive, business development, finance and information technology functions. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services.

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

Interest income, net and other income (expense), net. Interest income, net consists primarily of interest earned on our cash and cash equivalents, as well as our short-term investments. Other income (expense), net, consists of foreign exchange losses and gains as well as sublease income.

Benefit from (provision for) income taxes. Income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for 2026 and 2025 are not more likely than not to be realized.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and March 31, 2025

Total revenue, net. We recorded total revenue, net, of $45.1 million and $42.0 million during the three months ended March 31, 2026 and 2025, respectively, an increase of $3.1 million, or 7%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the three months ending March 31, 2026, we also sold VASCEPA by prescription in certain countries outside of the U.S. through collaborations with third-party companies. As further discussed below, the aforementioned increase is due primarily to a $2.3 million increase in net product revenue outside of the U.S and a $0.8 million increase in licensing and royalty revenue.

Product revenue, net. We recorded product revenue, net, of $43.3 million and $41.0 million during the three months ended March 31, 2026 and 2025, respectively, an increase of $2.3 million, or 6%. This increase was due primarily to an increase in VASCEPA sales outside the U.S.

U.S. product revenue, net, remained consistent at $35.6 million during the three months ended March 31, 2026, compared to $35.7 million for the during the three months ended March 31, 2025.

The overall icosapent ethyl market in the U.S., based on prescription levels reported by Symphony Health, increased by 3% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Our share of the icosapent ethyl market has increased to approximately 48% in the three months ended March 31, 2026 compared to approximately 42% in the three months ended March 31, 2025. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions increased by 17% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

In June 2025, we entered into a collaboration agreement with Recordati to commercialize VASCEPA in Europe. For the three months ended March 31, 2026, we recorded Europe product revenue, net, of $4.9 million compared to $5.4 million during the three months ended March 31, 2025, primarily due to the change in business structure within Europe.

For the three months ended March 31, 2026, we recorded RoW product revenue, net, of $2.8 million from our six other collaboration partners, comprising multiple distinct geographies, compared to a nominal amount during the three months ended March 31, 2025. The increase reflects normal variability across the multiple geographies encompassing this early stage of a developing ex-U.S. market.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. For the remainder of 2026, we will continue to (i) competitively manage our market leadership in the U.S., and (ii) drive expanded access and increased patient uptake of VASCEPA through ongoing support of our commercialization partners and their pricing, reimbursement and licensure initiatives in non-U.S. geographies around the world.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended March 31, 2026 and 2025 was $1.8 million and $1.0 million, respectively, an increase of $0.8 million, or 84%. This increase was primarily due to higher royalties as a result of moving to a partnering model in Europe as of June 2025 and an increase in partner sales within their respective territories.

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

Cost of goods sold. Cost of goods sold during the three months ended March 31, 2026 and 2025 was $27.4 million and $16.9 million, respectively, an increase of $10.5 million, or 62%. This increase in cost of goods sold is due to increased product volumes. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended March 31, 2026 and 2025 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended March 31, 2026 and 2025 was 37% and 59%, respectively. The decrease in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2026 and 2025 was $21.1 million and $36.6 million, respectively, a decrease of $15.5 million, or 42%. Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 are summarized in the table below:

	Three months ended March 31,
In thousands	2026	2025
Selling expense (1)	$3,888	$16,921
General and administrative expense (2)	15,497	16,124
Non-cash stock-based compensation expense (3)	1,730	3,528
Total selling, general and administrative expense	$21,115	$36,573

(1)
Selling expense for the three months ended March 31, 2026 and 2025 was $3.9 million and $16.9 million, respectively, a decrease of $13.0 million, or 77%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan.
(2)
General and administrative expense for the three months ended March 31, 2026 and 2025 was $15.5 million and $16.1 million, respectively, a decrease of $0.6 million, or 4%. This decrease is primarily due to previous fees incurred related to the ADS Ratio Change incurred in the prior year as well as a decrease in employee-related costs due to the reduction in force from the Global Restructuring Plan offset by costs associated with a litigation settlement in the current year.
(3)
Non-cash stock-based compensation expense for the three months ended March 31, 2026 and 2025 was $1.7 million and $3.5 million, respectively, a decrease of $1.8 million, or 51%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions. The decrease is as a result of the Global Restructuring Plan.

We will continue to manage our spending commitments to support our partners advancing commercialization and pricing and reimbursement efforts, as well as maintaining market leadership in the U.S.

Research and development expense. Research and development expense for the three months ended March 31, 2026 and 2025 was $4.7 million and $5.3 million, respectively, a decrease of $0.6 million, or 12%. Research and development expenses for the three months ended March 31, 2026 and 2025 are summarized in the table below:

	Three months ended March 31,
In thousands	2026	2025
REDUCE-IT study and presentations (1)	$199	$247
Regulatory filing fees and expenses (2)	552	527
Non-clinical research activities (3)	40	257
Internal staffing, overhead and other (4)	3,309	3,482
Research and development expense, excluding non-cash expense	4,100	4,513
Non-cash stock-based compensation expense (5)	565	799
Total research and development expense	$4,665	$5,312

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

Restructuring expense. Restructuring expense for the three months ended March 31, 2026 and 2025 was $3.3 million and nil, respectively. The charge in the current year is due to the implementation of the Global Restructuring Plan associated with the execution of the Recordati Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the three months ended March 31, 2026 and 2025 was $2.4 million and $2.9 million, respectively, a decrease of $0.4 million, or 16%. Interest income, net, represents income earned on cash and investment balances. The decrease is primarily due to lower interest rates in the current year period compared to the prior year period.

Other income, net. Other income, net, for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.3 million, respectively, a decrease of $0.1 million, or 26%. Other income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility.

Provision for income taxes. Income tax provision for the three months ended March 31, 2026 and 2025 was $1.8 million and $2.1 million, respectively. The provision for the three months ended March 31, 2026 is the result of changes in income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full-year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

As of March 31, 2026, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $131.3 million and short-term investments of $176.8 million, aggregating $307.8 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will be due in one year or less. We invest cash in excess of our immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
In millions	2026	2025
Cash provided by (used in):
Operating activities	$6.4	$(12.5)
Investing activities	(8.3)	12.1
Financing activities	(1.7)	(1.1)
Decrease in cash and cash equivalents and restricted cash	$(3.6)	$(1.5)

Net cash provided by operating activities increased during the three months ended March 31, 2026 as compared to the net cash used in operating activities during the same period in 2025. This is primarily driven by the Global Restructuring Plan and the resulting cost savings, including the elimination of commercial roles in our European operations.

Net cash used in investing activities during the three months ended March 31, 2026 decreased due primarily to the purchases of $50.8 million of investment grade interest-bearing instruments offset by proceeds from the maturity of $42.5 million in investment grade interest-bearing instruments as compared to the same period in 2025 where proceeds from the maturity of investment grade interest-bearing instruments were $55.0 million, partially offset by $42.9 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities increased during the three months ended March 31, 2026 as compared to the same period in 2025 was as a result of taxes paid on stock-based awards.

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

As of March 31, 2026, we had net accounts receivable of $108.1 million and inventory of $183.6 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.7 billion as of March 31, 2026.

As of March 31, 2026, we had cash and cash equivalents of $131.1 million and short-term investments of $176.8 million, aggregating $307.8 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program if we were to decide to proceed with such, for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be inaccurate, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and the Annual Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Except for our contractual obligations related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space as set forth in Note 5 – Commitments and Contingencies and Note 9 – Leases, respectively, in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes from the contractual obligations and commitments as of December 31, 2025 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three months ended March 31, 2026, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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

There have been no material changes to the risk factors presented under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 for a detailed discussion of risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ADSs purchased in the first quarter of 2026 are as follows:

Period	Total Number of ADSs Purchased (1)	Average Price Paid per ADS
January 1 - 31, 2026	113,490	$14.57
February 1 - 28, 2026	1,423	14.92
March 1 - 31, 2026	965	13.80
Total	115,878	$14.57

(1) Represents ADSs withheld to satisfy tax withholding amounts due from employees related to the receipt of ADS which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed or furnished as part of this report.

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.1	Non-Employee Director Compensation Policy	Current Report on Form 8-K as Exhibit 10.1	March 27, 2026

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

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

Date: April 29, 2026

AMARIN CORPORATION PLC

By:	/s/ Peter Fishman
Peter Fishman

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: April 29, 2026