Form 10-Q
period 2026-06-30
AMARIN CORP PLC\UK
filed 2026-07-29
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

422,456,685 Ordinary Shares, 50 pence par value per share, were outstanding as of July 24, 2026, including 20,632,560 Ordinary Shares held as American Depositary Shares (ADSs), each representing 20 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$143,558	$134,660
Restricted cash	201	201
Short-term investments	171,091	167,929
Accounts receivable, net	92,917	126,832
Inventory	164,073	195,910
Prepaid and other current assets	30,918	24,350
Total current assets	602,758	649,882
Operating lease right-of-use asset	5,564	6,461
Other long-term assets	3,949	1,067
Intangible asset, net	12,092	13,365
TOTAL ASSETS	$624,363	$670,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,796	$45,355
Accrued expenses and other current liabilities	145,399	149,104
Total current liabilities	164,195	194,459
Long-Term Liabilities:
Long-term operating lease liability	5,255	6,080
Other long-term liabilities	11,297	10,955
Total liabilities	180,747	211,494
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £0.50 par value per share, unlimited authorized; 436,242,879 shares issued, 420,044,022 shares outstanding as of June 30, 2026; 429,847,579 shares issued, 416,214,102 shares outstanding as of December 31, 2025	314,531	310,184
Additional paid-in capital	1,923,885	1,923,801
Treasury stock; 16,198,857 shares as of June 30, 2026; 13,633,477 shares as of December 31, 2025	(69,294)	(67,360)
Accumulated deficit	(1,725,506)	(1,707,344)
Total stockholders’ equity	443,616	459,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$624,363	$670,775

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Product revenue, net	$39,077	$46,617	$82,403	$87,652
Licensing and royalty revenue	3,134	26,124	4,941	27,105
Total revenue, net	42,211	72,741	87,344	114,757
Less: Cost of goods sold	27,222	22,379	54,585	39,266
Gross margin	14,989	50,362	32,759	75,491
Operating expenses:
Selling, general and administrative	22,186	38,673	43,302	75,247
Research and development	4,773	4,915	9,438	10,227
Restructuring	40	22,759	3,363	22,759
Total operating expenses	26,999	66,347	56,103	108,233
Operating loss	(12,010)	(15,985)	(23,344)	(32,742)
Interest income, net	3,050	2,620	5,474	5,493
Other income (expense), net	1,091	(85)	1,278	168
Loss from operations before taxes	(7,869)	(13,450)	(16,592)	(27,081)
Benefit from (provision for) income taxes	219	(689)	(1,570)	(2,755)
Net loss	$(7,650)	$(14,139)	$(18,162)	$(29,836)
Loss per Ordinary Share:
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.07)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)
Weighted average Ordinary Shares:
Basic	416,444	414,477	419,457	414,008
Diluted	416,444	414,477	419,457	414,008

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2025	429,847,579	(13,633,477)	310,184	1,923,801	(67,360)	(1,707,344)	459,281
Vesting of restricted stock units	5,698,060	(2,317,560)	3,878	(3,878)	(1,687)	—	(1,687)
Stock-based compensation	—	—	—	2,331	—	—	2,331
Loss for the period	—	—	—	—	—	(10,512)	(10,512)
March 31, 2026	435,545,639	(15,951,037)	$314,062	$1,922,254	$(69,047)	$(1,717,856)	$449,413
Issuance of common stock under employee stock purchase plan	—	81,320	—	—	59	—	59
Vesting of restricted stock units	697,240	(329,140)	469	(469)	(306)	—	(306)
Stock-based compensation	—	—	—	2,100	—	—	2,100
Loss for the period	—	—	—	—	—	(7,650)	(7,650)
June 30, 2026	436,242,879	(16,198,857)	$314,531	$1,923,885	$(69,294)	$(1,725,506)	$443,616

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2024	422,256,900	(10,672,049)	$305,298	$1,914,750	$(65,326)	$(1,668,546)	$486,176
Vesting of restricted stock units	4,585,679	(1,805,341)	2,854	(2,854)	(1,119)	—	(1,119)
Stock-based compensation	—	—	—	4,327	—	—	4,327
Loss for the period	—	—	—	—	—	(15,697)	(15,697)
March 31, 2025	426,842,579	(12,477,390)	$308,152	$1,916,223	$(66,445)	$(1,684,243)	$473,687
Issuance of common stock under employee stock purchase plan		97,520			57	—	57
Vesting of restricted stock units	1,872,240	(933,452)	1,269	(1,269)	(720)	—	(720)
Stock-based compensation	—	—	—	6,039	—	—	6,039
Loss for the period	—	—	—	—	—	(14,139)	(14,139)
June 30, 2025	428,714,819	(13,313,322)	$309,421	$1,920,993	$(67,108)	$(1,698,382)	$464,924

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,162)	$(29,836)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	2	2
Accretion of investments	(1,002)	(2,189)
Stock-based compensation	4,431	10,366
Amortization of intangible asset	1,273	1,457
Changes in assets and liabilities:
Accounts receivable, net	33,915	3,149
Inventory	31,837	19,958
Prepaid and other current assets	(6,688)	(5,239)
Other long-term assets	(2,884)	78
Interest receivable	120	420
Accounts payable and other current liabilities	(30,264)	5,997
Other long-term liabilities	414	(16)
Net cash provided by operating activities	12,992	4,147
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	88,380	105,300
Purchases of securities	(90,540)	(80,826)
Net cash (used in) provided by investing activities	(2,160)	24,474
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	59	57
Taxes paid related to stock-based awards	(1,993)	(1,839)
Net cash used in financing activities	(1,934)	(1,782)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,898	26,839
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	134,861	121,338
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$143,759	$148,177
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$3,561	$(147)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$—	$856

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Basis of Presentation

Nature of Business

Amarin Corporation plc, or Amarin, or the Company, is a pharmaceutical company focused on the commercialization and development of therapeutics to improve cardiovascular, or CV, health and reduce CV risk. The Company is commercialized in the United States, or the U.S., under the brand name VASCEPA® (icosapent ethyl, or IPE). VASCEPA, under the brand name VAZKEPA, hereinafter along with VASCEPA, collectively referred to as VASCEPA is also commercialized in various other countries throughout the world.

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

(1) As part of the Recordati partnership, agreements with Vianex S.A "Vianex" (Greece), Magnapharm Marketing & Sales Romania S.R.L. "Magnapharm" (Romania), and Salus, Veletrgovina, d.o.o, "Salus" (Slovenia) have been transitioned to Recordati.

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

On March 30, 2020, following conclusion of a trial in late January 2020, the U.S. District Court for the District of Nevada, or the Nevada Court, issued a ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, collectively, the Defendants, that declared as invalid several of the Company's patents covering the MARINE indication. The Company sought appeals of the Nevada Court judgment up to the U.S. Supreme Court, but the Company was unsuccessful. As a result, the following generic versions of IPE have obtained U.S. FDA approval with labeling consistent with the MARINE indication of VASCEPA and have entered the U.S. market:

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the condensed consolidated financial statements of the prior year have been reclassified to conform to current year presentation.

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

As of June 30, 2026, the Company had total assets of $624.4 million, of which $314.6 million consisted of cash and short-term investments. More specifically, the Company had current assets of $602.8 million, including cash and cash equivalents of $143.6 million, short-term investments of $171.1 million, accounts receivable, net, of $92.9 million and inventory of $164.1 million. As of June 30, 2026, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of June 30, 2026 and December 31, 2025:

In thousands	June 30, 2026	December 31, 2025
Gross trade accounts receivable	$108,378	$144,983
Trade allowances	(14,783)	(17,189)
Chargebacks	(678)	(962)
Accounts receivable, net	$92,917	$126,832

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

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of Ordinary Shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average number of Ordinary Shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive Ordinary Shares, such as from the exercise of stock options and vesting of restricted stock units, or RSUs, calculated using the treasury stock method. In periods with reported net operating losses, all stock options and RSUs outstanding are deemed anti-dilutive such that basic and diluted loss per share are equal.

The calculation of net loss and the number of Ordinary Shares and ADSs used to compute basic and diluted net loss per Ordinary Share and ADS for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Net loss—basic and diluted	$(7,650)	$(14,139)	$(18,162)	$(29,836)
Weighted average Ordinary Shares outstanding—basic and diluted	416,444	414,477	419,457	414,008
Loss per Ordinary Share—basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted average ADS outstanding—basic and diluted	20,822	20,723	20,972	20,700
Loss per ADS—basic and diluted	$(0.37)	$(0.68)	$(0.87)	$(1.44)

For the three and six months ended June 30, 2026 and 2025, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Stock options	30,766	31,103	30,766	31,103
Restricted stock and restricted stock units	9,961	19,279	9,961	19,279

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 29%, 31%, and 27%, respectively, of gross product sales for the six months ended June 30, 2026, and represented 45%, 29%, and 17%, respectively, of the gross accounts receivable balance as of June 30, 2026. Customers A, B, and C accounted for 32%, 29%, and 29%, respectively, of gross product sales for the six months ended June 30, 2025, and represented 43%, 23%, and 17%, respectively, of the gross accounts receivable balance as of December 31, 2025. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2026
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$177,408	$177,408	$—	$—
Money Market Fund	39,643	39,643	—	—
Repo Securities	5,000	—	5,000	—
Total	$222,051	$217,051	$5,000	$—

	December 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$168,095	$168,095	$—	$—
Money Market Fund	45,377	45,377	—	—
Repo Securities	5,000	—	5,000	—
Total	$218,472	$213,472	$5,000	$—

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

Unrealized gains or losses are not recognized until maturity, except other-than-temporary unrealized losses, which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized loss for the six months ended June 30, 2026 and 2025 were $0.2 million and less than $0.1 million, respectively. Interest on investments is reported in interest income in our condensed consolidated statement of operations. Interest receivable in investment securities of $1.4 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively, is reported in prepaid and other current assets in our condensed consolidated balance sheet.

The carrying amounts of accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Segment and Geographical Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. A single management team that reports to the Company’s CODM, who is the Chief Executive Officer, comprehensively manages the business on an integrated basis for the purpose of allocating resources. Therefore, the Company has one operating segment. The CODM uses consolidated net income (loss) to make operating decisions, allocate resources, and evaluate financial performance of the segment, primarily by monitoring actual results compared to forecasted results, as well as by reviewing year over year results.

The CODM reviews significant segment expenses for our single reportable segment. Significant segment expenses include cost of goods sold, selling expenses, general and administrative expenses, research and development expenses, payroll and payroll related expenses, non-cash stock-based compensation expense, and restructuring, all of which are presented in our condensed consolidated statements of operations. Other segment items include interest income, net, other income (expense), net, and provision for income taxes, which are also presented in our condensed consolidated statements of operations.

The Company’s CODM does not currently assess segment performance or allocate resources based on a measure of total assets nor is it practical for the Company to disaggregate assets based on geography. Accordingly, a total asset measure has not been provided for segment disclosure.

The table below is a summary of the reportable segment profit or loss, including significant reportable segment expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2026	2025	2026	2025
US product revenue, net	$32,244	$36,502	$67,861	$72,162
Europe product revenue, net	5,445	6,572	10,359	11,965
RoW product revenue, net	1,388	3,543	4,183	3,525
Total product revenue, net	39,077	46,617	82,403	87,652
Licensing and royalty revenue	3,134	26,124	4,941	27,105
Total revenue, net	42,211	72,741	87,344	114,757
Less: Cost of goods sold	27,222	22,379	54,585	39,266
Gross margin	14,989	50,362	32,759	75,491
Operating expenses:
Selling	1,785	8,476	4,340	15,860
General and administrative (1)	13,990	14,524	25,262	23,173
Research and development	1,653	1,884	3,175	3,928
Payroll and payroll related expense	7,430	15,239	15,567	34,722
Non-cash stock-based compensation expense	2,101	3,465	4,396	7,791
Restructuring	40	22,759	3,363	22,759
Total operating expenses	26,999	66,347	56,103	108,233
Operating loss	(12,010)	(15,985)	(23,344)	(32,742)
Interest income, net	3,050	2,620	5,474	5,493
Other income (expense), net	1,091	(85)	1,278	168
Loss from operations before taxes	(7,869)	(13,450)	(16,592)	(27,081)
Benefit from (provision for) income taxes	219	(689)	(1,570)	(2,755)
Segment & consolidated net loss	$(7,650)	$(14,139)	$(18,162)	$(29,836)

(1) During the three and six months ended June 30, 2026 the Company recorded litigation-related charges of $6.3 million and $9.4 million, respectively, within general and administrative expense.

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

On June 24, 2025, the Company announced a global restructuring plan, the Global Restructuring Plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in the Company’s European operations. During the three and six months ended June 30, 2026, the Company recognized approximately less than $0.1 million and $3.4 million, respectively, and $22.8 million for both the three and six months ended June 30, 2025 of restructuring expense reflected on the condensed consolidated statement of operations related to the reduction in force, substantially all of which is cash expenditure. Since inception of the Global Restructuring Plan, the Company has recognized cumulative restructuring charges of $39.6 million in the now completed Global Restructuring Plan.

The following table sets forth the components of the Company's restructuring charges for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Employee restructuring separation charges	$40	$12,714	$3,094	$12,714
Vendor contract charges	—	10,045	269	10,045
Total restructuring expense	40	22,759	3,363	22,759
Stock acceleration	—	(2,575)	(35)	(2,575)
Total restructuring costs incurred	$40	$20,184	$3,328	$20,184

The following table shows the change in restructuring liability, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2025	$7,427
Restructuring cash obligations incurred	3,328
Payments	(8,168)
Balance at June 30, 2026	$2,587

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

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of June 30, 2026, the intangible assets have an estimated weighted-average remaining useful life of 4.8 years. The carrying value as of June 30, 2026 and December 31, 2025 is as follows:

In thousands	June 30, 2026	December 31, 2025
Technology rights	$32,081	$32,081
Accumulated amortization	(19,989)	(18,716)
Intangible asset, net	$12,092	$13,365

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventory is comprised of raw materials, work in progress, and finished goods. Raw materials include purchased components and materials used in the manufacturing process, primarily API. Work in process consists of products in various stages of production. Finished goods represent completed products available for sale, VASCEPA, in 1-gram or 0.5-gram capsules. API currently has a shelf life of between four and five years. After being converted into capsule form, which is the last step in the manufacturing process, VASCEPA 1-gram and 0.5-gram capsules currently have additional shelf lives of four years and three years, respectively. Inventories as of June 30, 2026 and December 31, 2025 consist of the following:

In thousands	June 30, 2026	December 31, 2025
Raw materials	$115,762	$112,291
Work in process	8,366	8,201
Finished goods	39,945	75,418
Total inventory (1)	$164,073	$195,910

(1) During the six months ended June 30, 2026, approximately $1.7 million of inventory was expensed through cost of goods sold for product dating inventory. During both the three and six months ended June 30, 2025, approximately $0.4 million of inventory was expensed through cost of goods sold for product dating inventory.

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the U.S. in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the District Court for the District of Delaware granted a motion to dismiss the Company's lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of

Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the District Court, finding that the Company's allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024, which was denied on October 17, 2024. On February 14, 2025, Hikma filed a petition for a writ of certiorari with the Supreme Court of the U.S., which the Supreme Court granted on January 16, 2026. Thereafter, the District Court granted a stipulation proposed by the parties to stay the District Court proceedings pending the conclusion of Hikma’s appeal before the Supreme Court. After oral argument on April 29, 2026, the Supreme Court issued a decision on June 4, 2026, reversing the decision of the Federal Circuit and remanding the case for further proceedings, finding that the Company failed to state a claim for active inducement, and thus, cannot withstand Hikma’s motion to dismiss.

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of his employment agreement, the Company's Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the U.S. District Court for the District of New Jersey (Civ. No. 3:23-cv-01856). On June 30, 2023, all defendants moved to dismiss this case without prejudice due to lack of jurisdiction. On March 4, 2024, the District Court granted the motion in part and denied the motion in part, permitting the parties to pursue limited discovery on the issue of personal jurisdiction. On March 20, 2025, the Company filed a new motion to dismiss for failure of plaintiff to state a claim. On November 26, 2025, the District Court granted Amarin's renewed motion to dismiss Karim Mikhail's first amended complaint in its entirety. On December 30, 2025, plaintiff filed a second amended complaint. In February 2026, the court issued an order granting Amarin permission to file a motion to dismiss, adopting a briefing schedule proposed by the parties. The parties will complete briefing per the schedule and thereafter file all briefs (i.e., “bundle”) with the court in August 2026. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome.

On April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. DRL's complaint also includes a state law tortious interference claim related to the same alleged conduct. On March 28, 2024, Teva Pharmaceuticals USA, Inc., or Teva, filed a complaint against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 24-cv-04341, alleging various antitrust violations analogous to those made by Dr. Reddy’s and Hikma. Further, on June 14, 2024, Apotex, Inc., or Apotex, filed a complaint against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 24-cv-07041, alleging various antitrust violations analogous to those made by Dr. Reddy’s, Hikma and Teva, as well as a breach of contract claim related to the same alleged conduct. Apotex also seeks declaratory judgment regarding the applicability of a 2020 settlement agreement to its antitrust claims. In October 2024, Apotex amended its complaint to add as defendants KD Pharma-Bexbach GmbH; KD Swiss GmbH; Marine Ingredients, LLC; Innova Softgel, LLC; 03 Holding GmbH; Capiton AG. Relief sought include an unspecified amount of damages for alleged economic harm to each of Dr. Reddy’s, Hikma, Teva and Apotex, treble damages, other costs and fees and injunctive relief against the alleged violative activities. On December 9, 2025, the Company filed motions for judgment on the pleadings to dismiss the claims of Teva and Apotex, based on prior settlement agreements Amarin entered into with Teva and Apotex on May 25, 2018, and June 16, 2020, respectively, relating to generic versions of Amarin’s branded product VASCEPA. On February 2, 2026, the Court denied both motions.

The Company is named as a defendant in six putative antitrust class action lawsuits in the District Court for the District of New Jersey, as displayed in the table below. Each of the six antitrust putative class action lawsuits alleges the Company violated federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the IPE drug and API markets. The Indirect Purchaser Plaintiffs also assert related state antitrust, consumer protection, and unjust enrichment claims. The Indirect Purchaser Plaintiffs seek relief in the form of an unspecified amount of compensatory damages, treble damages, other costs and fees, restitution, and declaratory and injunctive relief against the alleged violative activities. The Direct Purchaser Plaintiff seeks treble damages and other costs and fees. On April 14, 2026, the Company agreed to a Confidential Settlement Agreement and Release with the named Indirect Purchaser Plaintiffs and the Direct Purchaser Plaintiff, together, the Purchaser Plaintiffs, wherein in exchange for a negotiated settlement payment, the Purchaser Plaintiffs will voluntarily dismiss with prejudice all pending claims against the Company. The negotiated settlement payment was recognized within selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended March 31, 2026 and settled during the three months ended June 30, 2026.

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

Antitrust litigation can be lengthy, costly and could materially affect and disrupt the Company’s business. The Company cannot predict when these matters will be resolved in their entirety, their outcome or their potential impact on the Company’s business. The Company believes it has valid defenses and will vigorously defend against the remaining claims. If it is determined that the Company has violated antitrust law, the Company could be subject to significant civil fines and penalties.

In addition to the above, in the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome. The Company is unable to reasonably estimate the loss exposure, if any, associated with these claims, except for a $6.3 million provision.

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

The Company continues to negotiate with its contract suppliers to better align its supply arrangements with current and anticipated global demand. As of June 30, 2026, the Company has a total of approximately $42.8 million in future contractual purchase obligations as well as $96.0 million of future purchase obligations contingent on certain suppliers obtaining regulatory approval.

Under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.6 million as of June 30, 2026) for the potential market approval.

The Company has no provision for any of these obligations since the amounts are either not paid or payable as of June 30, 2026.

(6) Equity

ADSs

On April 11, 2025, the Company effected its ADS Ratio Change on its ADSs from one ADS representing one Ordinary Share, to the new ratio of one ADS representing 20 Ordinary Shares.

During the six months ended June 30, 2026 and 2025, except as described above, the Company did not engage in any transactions involving its ADSs. Refer to Incentive Equity Awards below for discussions of Ordinary Shares issued as a result of stock option exercises and vesting of RSUs.

Ordinary Shares

There was no Ordinary Share activity during the six months ended June 30, 2026 and 2025, except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of Ordinary Shares underlying stock options and RSUs outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, as amended, or the 2020 Plan, as of June 30, 2026:

June 30, 2026
Outstanding stock options	30,765,660
% of outstanding on a fully-diluted basis	7%
Outstanding RSUs	9,691,440
% of outstanding on a fully-diluted basis	2%

The following table represents equity awards activity during the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Ordinary Shares issued in settlement of vested RSUs	6,395,300	6,200,419
Ordinary Shares retained for settlement of employee tax obligations ─ RSUs	2,646,700	2,620,895
Ordinary Shares issued in settlement of vested Performance-based RSUs (1)	—	257,500
Ordinary Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	—	117,898
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

In June 2025, the Company granted to Aaron Berg (i) RSUs for 1,500,000 Ordinary Shares that vested upon the date of grant; and (ii) stock options and RSUs of 750,000 and 250,000 Ordinary Shares that both vest 50% on June 26, 2026 and December 26, 2026, respectively.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the six months ended June 30, 2026 and 2025:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2025	$17,189	$102,257	$2,541	$1,260	$123,247
Provision related to current period sales	39,651	380,239	908	5,525	426,323
Provision related to prior period sales	—	186	—	—	186
Credits/payments made for current period sales	(25,611)	(273,393)	—	(3,843)	(302,847)
Credits/payments made for prior period sales	(16,446)	(101,483)	(1,913)	(1,595)	(121,437)
Balance as of June 30, 2026	$14,783	$107,806	$1,536	$1,347	$125,472

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2024	$9,433	$97,526	$4,734	$1,548	$113,241
Provision related to current period sales	34,338	314,792	794	7,382	357,306
Provision related to prior period sales	—	(166)	—	—	(166)
Credits/payments made for current period sales	(21,366)	(235,627)	(50)	(5,441)	(262,484)
Credits/payments made for prior period sales	(8,779)	(95,273)	(2,334)	(1,703)	(108,089)
Balance as of June 30, 2025	$13,626	$81,252	$3,144	$1,786	$99,808

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

The Company provides various incentives and payments to certain customers that are accounted for as consideration payable to customers. Consideration payable to customers is recognized as a reduction of the transaction price and, therefore, as a reduction of net revenue, unless the payment is in exchange for a distinct good or service received from the customer and the fair value of that good or service can be reasonably estimated. In such cases, the amount is recognized as an operating expense. Consideration payable to a customer is recognized as a reduction of the transaction price at the later of when the Company recognizes revenue for the transfer of the related goods or services or when the Company promises to pay or pays the consideration to the customer.

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

The Company recognized royalties of $0.7 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2025, respectively.

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

The Company recognized net product revenue of $0.7 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $2.7 million for both the three and six months ended June 30, 2025, related to sales to Biologix.

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

The transaction price is comprised of the following upfront payments and milestones:

In thousands
Transaction Price Components	Achieved	Amount
Upfront fee	September 2017	$5,000
Achievement of the REDUCE-IT trial primary endpoint	September 2018	2,500
Approval from Health Canada	December 2019	2,500
Regulatory exclusivity from the Office of Patented Medicines and Liaison	January 2020	3,800
Sales-based milestone	June 2026	2,500
Consideration payable	June 2026	(2,100)
Total Transaction Price		$14,200

In addition to the non-refundable, upfront and sales-based and regulatory milestone payments just described, the Company is entitled to receive certain sales-based milestone payments of up to an additional $47.5 million, as well as tiered double-digit royalties on net sales of VASCEPA in Canada. None of the other clinical or regulatory milestones have been included in the transaction price, as all outstanding milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur and therefore have also been excluded from the transaction price.

During the three and six months ended June 30, 2026, the Company recognized net licensing revenue of $0.4 million related to recognition of a milestone in connection with the HLS agreement, offset by consideration payable to the customer (none for the three and six months ended June 30, 2025). As of June 30, 2026 the transaction price has been fully recognized.

The Company recognized net product revenue of $0.7 million for both the three and six months ended June 30, 2026 and nil for both the three and six months ended June 30, 2025 related to sales to HLS. The Company also recognized royalties of $0.7 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2025, respectively.

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

The Company recognized net product revenue of nil and $2.0 million for the three and six months ended June 30, 2026, respectively, and $0.8 million for both the three and six months ended June 30, 2025 related to sales to CSL.

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

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	–	March 2022	March 2022	March 2022
Finland	–	October 2022	December 2022	December 2022
England/Wales/Northern Ireland	–	July 2022	October 2022	October 2022
Spain	–	July 2023	September 2023	September 2023
Netherlands	–	August 2023	September 2023	September 2023
Scotland	–	August 2023	August 2023	September 2023
Greece (1)	–	May 2024	June 2024	June 2024
Portugal	–	August 2024	August 2024	September 2024
Italy	–	December 2024	December 2024	January 2025
Slovenia (2)	–	September 2025	October 2025	October 2025
Romania (3)	–	April 2026	May 2026	May 2026
Austria	September 2022	February 2025	September 2022	January 2026
Denmark	June 2022	–	June 2022	–

(1) Vianex will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

(2) Salus will be the sole and exclusive distributor of VAZKEPA in the Slovenian territory to import, register, distribute and commercialize VAZKEPA.

(3) Magnapharm will be the sole and exclusive distributor of VAZKEPA in the Romanian territory to import, register, distribute and commercialize VAZKEPA.

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

The Company received an upfront payment of $25.0 million, which was fully recognized during 2025. In addition to the upfront payment, the Company will be eligible to receive sales-based milestone payments and royalties on net sales of VASCEPA in the Recordati Territory. The achievement of sales-based milestone events occurs when annual aggregate net sales of VASCEPA in the Recordati Territory equals or exceeds certain specified thresholds resulting in total payments to the Company of up to $150.0 million. Each such milestone payment will be payable only once regardless of how many times the sales milestone event is achieved. Each such milestone payment is non-refundable and non-creditable against any other milestone payments.

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

During the three and six months ended June 30, 2025, the Company recognized $25.0 million as licensing revenue related to the upfront payment received in connection with the Recordati Licensing Agreement (none for the three and six months ended June 30, 2026).

The Company recognized net product revenue of $5.4 million and $8.4 million for the three and six months ended June 30, 2026, respectively, related to sales to Recordati (none for the three and six months ended June 30, 2025). The Company also recognized royalties of $1.4 million and $2.0 million for the three and six months ended June 30, 2026, respectively (none for the three and six months ended June 30, 2025).

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

The total operating lease liability is $7.2 million and $8.2 million and the total operating lease right-of-use asset is $5.6 million and $6.5 million, as of June 30, 2026 and December 31, 2025, respectively.

The lease expense for the three and six months ended June 30, 2026 is approximately $0.7 million and $1.3 million, respectively. The lease expense for the three and six months ended June 30, 2025 is approximately $0.9 million and $1.8 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of June 30, 2026:

In thousands	Undiscounted lease payments
Remainder of 2026	$1,477
2027	2,116
2028	1,978
2029	2,011
2030	1,262
Total undiscounted payments	$8,844
Discount Adjustments	$(1,669)
Current operating lease liability	$1,920
Long-term operating lease liability	$5,255

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

The components of lease income are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Interest income from sales-type leases	$12	$14	$25	$29
Operating lease income	249	249	497	497
Total	$261	$263	$522	$526

Future minimum sales-type lease and operating lease receivables as of June 30, 2026 are as follows:

In thousands	Sales-Type Leases	Operating Leases
Remainder of 2026	$61	$526
2027	125	1,073
2028	127	1,096
2029	130	1,118
2030	88	760
Total	$531	$4,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our Annual Report, and under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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

Our commercialized product, VASCEPA® (icosapent ethyl, or IPE) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or HTG, or the MARINE indication. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of our long-term CV outcomes trial, REDUCE-IT®, or Reduction of CV Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent CV risk in select high risk-patients, or the REDUCE-IT indication.

On March 26, 2021, the European Commission, or EC, approved the marketing authorization application for VASCEPA, under the brand name VAZKEPA®, hereinafter along with VASCEPA, collectively referred to as VASCEPA, in the European Union, or EU, to reduce the risk of CV events in high-risk statin-treated adult patients who have elevated TG (>150 mg/dL) and either established CV disease or diabetes and at least one additional CV risk event. On April 22, 2021, we announced that the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved VAZKEPA in England, Scotland and Wales to reduce CV risk. Collectively, Committee for Medicinal Products for Human Use, or CHMP, EMA, EC and MHRA are referred to herein as the European Regulatory Authorities.

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

(1) As part of the Recordati partnership, agreements with Vianex S.A "Vianex" (Greece), Magnapharm Marketing & Sales Romania S.R.L. "Magnapharm" (Romania), and Salus, Veletrgovina, d.o.o, "Salus" (Slovenia) have been transitioned to Recordati.

We are responsible for supplying VASCEPA to all markets in which the branded product is sold, including countries where the drug is promoted and sold via collaboration with third-party partners that compensate us for such supply. We are not responsible for providing any generic company with drug product. The Company operates in one business segment.

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 31 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of IPE have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

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

In 2021, we received marketing authorization and regulatory approval in the EU, England, Wales and Scotland with 10 years of market protection and, in April 2024, we were issued a patent that extended our exclusivity to 2039.

In June 2025, we entered into an exclusive long-term license and supply agreement with Recordati, or the Recordati Licensing Agreement, related to the development and commercialization of VAZKEPA in 59 countries focused in Europe, or the Recordati Territory. As a result of the Recordati Licensing Agreement, Recordati is solely responsible for commercializing VAZKEPA in the Recordati Territory. Recordati may sell VAZKEPA pursuant to the product reimbursements we have already obtained in Europe, as shown below, and the agreements with existing partners in the Recordati Territory have been transitioned to Recordati. In addition, Recordati will use commercially reasonable efforts to pursue future product reimbursements and approvals in the Recordati Territory.

Country	Individual Reimbursement	National Reimbursement	Product Availability	Launch Date
Sweden	–	March 2022	March 2022	March 2022
Finland	–	October 2022	December 2022	December 2022
England/Wales/Northern Ireland	–	July 2022	October 2022	October 2022
Spain	–	July 2023	September 2023	September 2023
Netherlands	–	August 2023	September 2023	September 2023
Scotland	–	August 2023	August 2023	September 2023
Greece (1)	–	May 2024	June 2024	June 2024
Portugal	–	August 2024	August 2024	September 2024
Italy	–	December 2024	December 2024	January 2025
Slovenia (2)	–	September 2025	October 2025	October 2025
Romania (3)	–	April 2026	May 2026	May 2026
Austria	September 2022	February 2025	September 2022	January 2026
Denmark	June 2022	–	June 2022	–

(1) Vianex will be the sole and exclusive distributor of VAZKEPA in the Greek territory to import, register, distribute and commercialize VAZKEPA.

(2) Salus will be the sole and exclusive distributor of VAZKEPA in the Slovenian territory to import, register, distribute and commercialize VAZKEPA.

(3) Magnapharm will be the sole and exclusive distributor of VAZKEPA in the Romanian territory to import, register, distribute and commercialize VAZKEPA.

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

Research and Development

Since its inception in 2011, the REDUCE-IT CV outcomes study of VASCEPA has been the centerpiece of our research and development. We also continue to study the potential mechanisms of action of the single active ingredient in VASCEPA, IPE. Based on the final positive results of REDUCE-IT, we sought additional indicated uses for VASCEPA in the U.S. and continue to pursue approval for VASCEPA around the world. We also anticipate continuing to publish additional details of the REDUCE-IT study to address scientific interest beyond the primary results of this study derived from the over 35,000 patient years of study experience which were accumulated in the REDUCE-IT study.

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 70 clinical treatment guidelines, consensus statements or scientific statements from global medical or scientific societies or within peer reviewed journals have recognized the use of IPE in appropriate at-risk patients for CV risk reductions, including those statements which we were informed of by our global partners as well as guidelines which were newly received during the second quarter of 2026 as listed below:

•
In April 2026, the European Federation of Internal Medicine released Assessment and Management of Cardiovascular–Kidney–Liver Metabolic-Syndrome in the Primary Care Setting: A Multidisciplinary Consensus Statement, in the European Journal of Internal Medicine. This stated that treatment of elevated triglycerides, or TG, can be considered in high- or very-high-risk patients, with elevated TG (1.52–5.63 mmol/L or 135–499 mg/dL). High-dose IPE (2 g twice daily) could be added to statin therapy to reduce CV risk.

•
In May 2026, the American Heart Association, or AHA, released a 2026 Scientific Statement update on the Secondary Prevention After Coronary Artery Bypass Graft Surgery, which stated that as a third line therapy if the combination of statin and ezetimibe still fails to achieve the target Low-Density Lipoprotein Cholesterol, or LDL-C, thresholds then consider either PCSK9 inhibitor or IPE if the TG level is between 135 mg/dL (1.5 mmol/L) and 500 mg/dL (5.6 mmol/L).
•
In June 2026, the American College of Cardiology/AHA Joint Committee released a report; the 2026 AHA/American College of Cardiology, or ACC/American Diabetes Association, or ADA/American Society of Nephrology, or ASN, Guideline for the Prevention, Detection, Evaluation, and Management of Cardiovascular-Kidney-Metabolic Syndrome. This report states that for those with persistent HTG on maximally tolerated statins, or with additional CV risk factors, IPE can be considered to lower ASCVD risk. In addition, studies using relative-risk reduction estimates from RCTs and absolute event rates from epidemiologic studies of CAC demonstrate that moderate-to-severe CAC identifies patients at high absolute CVD risk who are most likely to benefit from several preventive therapies indicated for CKM syndrome (statins, GLP-1–based therapy, aggressive BP lowering, and IPE in those with HTG).

In May 2026, at the Digestive Disease Week meeting in Chicago, IL, researchers from Harvard working on an Amarin supported investigator-initiated trial presented data at a poster session. The poster presentation included data on the effect of IPE treatment on fecal metabolites and microbiome among patients with a history of adenoma, and results from a secondary analysis of a prospective, single-arm clinical study.

In May 2026, at the European Atherosclerosis Society meeting in Athens, Greece, global collaborators presented two Amarin supported oral E-poster presentations. The first presentation reported data on how risk-weighted apolipoprotein B compares to traditional lipid biomarkers in predicting residual CV risk in statin-treated hypertriglyceridemic patients, post hoc analysis of the REDUCE-IT placebo arm. The second presentation reported on residual CV risk from elevated TG in established atherosclerotic CV disease patients from the CPRD database in the UK.

In June 2026, at the European Society for Clinical Investigation meeting in Lisbon, Portugal, at an oral poster presentation, global collaborators presented a post-hoc analysis of REDUCE-IT reporting the impact of IPE on coagulation biomarkers and clinical outcomes in high-risk CV patients.

In June 2026, at the National Lipid Association meeting in Chicago, IL, researchers from the Geisinger Health System reported on designing and implementation strategies for improving best clinician practices of HTG management in patients post-ACS as a poster presentation.

During the six months ended June 30, 2026, Amarin and global medical and scientific collaborators supported a total of 12 publications inclusive of accepted abstracts, posters, and manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise in the U.S. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand. As of June 30, 2026, we had inventory of $164.1 million, of which 43% is inventory approved for use in North America.

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

Cost of goods sold. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, quality assurance, insurance, and other indirect manufacturing, logistics and product support costs. The cost of the API included in cost of goods sold reflects the average cost method of inventory valuation and relief. This average cost reflects the actual purchase price of VASCEPA API. Cost of goods sold may vary by region due to regional approval requirements. Our cost of goods sold is not materially impacted by whether we sell VASCEPA directly in a country or we sell VASCEPA to a commercial partner for resale in a country.

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

Interest income, net and other income (expense), net. Interest income, net, consists primarily of interest earned on our cash and cash equivalents, as well as on our short-term investments. Other income (expense), net, consists of foreign exchange losses and gains as well as sublease income.

Benefit from (provision for) income taxes. Benefit from (provision for) income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and foreign jurisdictions. In applying guidance prescribed under ASC 740 and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any tax benefit related to the pretax losses generated for 2026 and 2025 are not more likely than not to be realized.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and June 30, 2025

Total revenue, net. We recorded total revenue, net, of $42.2 million and $72.7 million during the three months ended June 30, 2026 and 2025, respectively, a decrease of $30.5 million, or 42%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the three months ending June 30, 2026, we also sold VASCEPA by prescription in certain countries outside of the U.S., through collaborations with third-party companies. As further discussed below, the aforementioned decrease is due primarily to a $23.0 million decrease in licensing and royalty revenue, a $4.3 million decrease in U.S. net product revenue and a $3.3 million decrease in net product revenue outside of the U.S.

Product revenue, net. We recorded product revenue, net, of $39.1 million and $46.6 million during the three months ended June 30, 2026 and 2025, respectively, a decrease of $7.5 million, or 16%. This decrease was due primarily to decreases in VASCEPA prices within the U.S., transition of European operations to Recordati and lower sales to our partners outside Europe.

We recorded U.S. product revenue, net, of $32.2 million and $36.5 million during the three months ended June 30, 2026 and 2025, respectively. This decrease was primarily due to a lower net selling price associated with changes in customer mix.

The overall IPE market in the U.S., based on prescription levels reported by Symphony Health, increased by 3% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Our share of the IPE market has increased to approximately 48% in the three months ended June 30, 2026 compared to approximately 43% in the three months ended June 30, 2025. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions increased by 17% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

In June 2025, we entered into a collaboration agreement with Recordati to commercialize VASCEPA in Europe. For the three months ended June 30, 2026, we recorded Europe product revenue, net, of $5.4 million compared to $6.6 million during the three months ended June 30, 2025, primarily due to the change in business structure within Europe.

For the three months ended June 30, 2026, we recorded RoW product revenue, net, of $1.4 million from our six collaboration partners, comprising multiple distinct geographies, compared to $3.5 million during the three months ended June 30, 2025. The decrease reflects normal variability across the multiple geographies encompassing this early stage of a developing ex-U.S. market.

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

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended June 30, 2026 and 2025 was $3.1 million and $26.1 million, respectively, a decrease of $23.0 million, or 88%. This decrease was primarily due to the recognition of a

$25.0 million upfront payment resulting from the execution of the Recordati Licensing Agreement in prior year offset by higher royalties as a result of increased partner sales within their respective territories.

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

Cost of goods sold. Cost of goods sold during the three months ended June 30, 2026 and 2025 was $27.2 million and $22.4 million, respectively, an increase of $4.8 million, or 22%. This increase in cost of goods sold is due to increased product volumes. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended June 30, 2026 and 2025 was sourced from multiple API suppliers. These suppliers compete with each other based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended June 30, 2026 and 2025 was 30% and 52%, respectively. The decrease in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2026 and 2025 was $22.2 million and $38.7 million, respectively, a decrease of $16.5 million, or 43%. Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 are summarized in the table below:

	Three months ended June 30,
In thousands	2026	2025
Selling expense (1)	$2,828	$14,587
General and administrative expense (2)	17,770	21,215
Non-cash stock-based compensation expense (3)	1,588	2,871
Total selling, general and administrative expense	$22,186	$38,673

(1)
Selling expense for the three months ended June 30, 2026 and 2025 was $2.8 million and $14.6 million, respectively, a decrease of $11.8 million, or 81%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan.
(2)
General and administrative expense for the three months ended June 30, 2026 and 2025 was $17.8 million and $21.2 million, respectively, a decrease of $3.4 million, or 16%. This decrease is primarily due to a decrease in employee-related costs as a result of the reduction in force from the Global Restructuring Plan.
(3)
Non-cash stock-based compensation expense for the three months ended June 30, 2026 and 2025 was $1.6 million and $2.9 million, respectively, a decrease of $1.3 million, or 45%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

We will continue to manage our spending commitments to support our partners advancing commercialization and pricing and reimbursement efforts, as well as maintaining market leadership in the U.S.

Research and development expense. Research and development expense for the three months ended June 30, 2026 and 2025 was $4.8 million and $4.9 million, respectively, a decrease of $0.1 million, or 3%. Research and development expenses for the three months ended June 30, 2026 and 2025 are summarized in the table below:

	Three months ended June 30,
In thousands	2026	2025
REDUCE-IT study and presentations (1)	$254	$263
Regulatory filing fees and expenses (2)	471	741
Non-clinical research activities (3)	52	79
Internal staffing, overhead and other (4)	3,483	3,238
Research and development expense, excluding non-cash expense	4,260	4,321
Non-cash stock-based compensation expense (5)	513	594
Total research and development expense	$4,773	$4,915

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

Restructuring expense. Restructuring expense for the three months ended June 30, 2026 and 2025 was less than $0.1 million and $22.8 million, respectively. The charges in both the current and prior year are due to the implementation of the Global Restructuring Plan associated with the execution of the Recordati Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the three months ended June 30, 2026 and 2025 was $3.1 million and $2.6 million, respectively, an increase of $0.4 million, or 16%. Interest income, net, represents income earned on cash and investment balances.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2026 and 2025 was income of $1.1 million and expense of $0.1 million, respectively, an increase of $1.2 million, or 1384%. Other income (expense), net, increased primarily due to the recognition of the Employee Retention Credit, or ERC, awarded as part of the Coronavirus Aid, Relief, and Economic Security, or CARES, Act.

Benefit from (provision for) income taxes. Income tax benefit from (provision for) for the three months ended June 30, 2026 and 2025 was a benefit of $0.2 million and a provision of $0.7 million, respectively. The benefit for the three months ended June 30, 2026 is the result of changes in income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full-year estimated U.S. and foreign income tax liability.

Comparison of Six Months Ended June 30, 2026 and June 30, 2025

Total revenue, net. We recorded total revenue, net, of $87.3 million and $114.8 million during the six months ended June 30, 2026 and 2025, respectively, a decrease of $27.4 million, or 24%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the six months ended June 30, 2026, we also sold VASCEPA by prescription in certain countries outside of the U.S. through collaborations with third-party companies. As further discussed below, the aforementioned decrease is due primarily to a $22.2 million decrease in licensing and royalty revenue, a $4.3 million decrease in U.S. net product revenue and a $0.9 million decrease in net product revenue outside of the U.S.

Product revenue, net. We recorded product revenue, net, of $82.4 million and $87.7 million during the six months ended June 30, 2026 and 2025, respectively, a decrease of $5.2 million, or 6%. This decrease was due primarily to 6% and 13% decreases in VASCEPA sales in the U.S. and Europe.

We recorded U.S. product revenue, net, of $67.9 million and $72.2 million during the six months ended June 30, 2026 and 2025, respectively. This decrease was primarily due to a lower net selling price associated with changes in customer mix.

The overall IPE market in the U.S., based on prescription levels reported by Symphony Health, increased for the six months ended June 30, 2026 by 3% as compared to the six months ended June 30, 2025. Our share of the IPE market has increased to approximately 49% in the six months ended June 30, 2026 compared to approximately 42% in the six months ended June 30, 2025. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions increased by 19% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

In June 2025, we entered into a collaboration agreement with Recordati to commercialize VASCEPA in Europe. For the six months ended June 30, 2026, we recorded Europe product revenue, net, of $10.4 million compared to $12.0 million during the six months ended June 30, 2025, primarily due to the change in business structure.

For the six months ended June 30, 2026, we recorded RoW product revenue, net, of $4.2 million from our six collaboration partners, comprising multiple distinct geographies, compared to $3.5 million during the six months ended June 30, 2025.

Licensing and royalty revenue. Licensing and royalty revenue during the six months ended June 30, 2026 and 2025 was $4.9 million and $27.1 million, respectively, a decrease of $22.2 million, or 82%. This decrease was primarily due to the recognition of a $25.0 million upfront payment resulting from the execution of the Recordati Licensing Agreement in the prior year offset by higher royalties as a result of an increase in partner sales within their respective territories.

Cost of goods sold. Cost of goods sold during the six months ended June 30, 2026 and 2025 was $54.6 million and $39.3 million, respectively, an increase of $15.3 million, or 39%. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the six months ended June 30, 2026 and 2025 was sourced from multiple API suppliers.

Our overall gross margin on product sales for the six months ended June 30, 2026 and 2025 was 34% and 55%, respectively. The decrease in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2026 and 2025 was $43.3 million and $75.2 million, respectively, a decrease of $31.9 million, or 42%. Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 are summarized in the table below:

	Six months ended June 30,
In thousands	2026	2025
Selling expense (1)	$6,717	$31,508
General and administrative expense (2)	33,267	37,340
Non-cash stock-based compensation expense (3)	3,318	6,399
Total selling, general and administrative expense	$43,302	$75,247

(1)
Selling expense for the six months ended June 30, 2026 and 2025 was $6.7 million and $31.5 million, respectively, a decrease of $24.8 million, or 79%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan.
(2)
General and administrative expense for the six months ended June 30, 2026 and 2025 was $33.3 million and $37.3 million, respectively, a decrease of $4.1 million, or 11%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan as well as fees associated with the ADS Ratio Change and Recordati EU Licensing Agreement incurred in the prior year. The decreases are offset by costs associated with litigation-related charges in the current year.
(3)
Non-cash stock-based compensation expense for the six months ended June 30, 2026 and 2025 was $3.3 million and $6.4 million, respectively, a decrease of $3.1 million, or 48%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

Research and development expense. Research and development expense for the six months ended June 30, 2026 and 2025 was $9.4 million and $10.2 million, respectively, a decrease of $0.8 million, or 8%. Research and development expenses for the six months ended June 30, 2026 and 2025 are summarized in the table below:

	Six months ended June 30,
In thousands	2026	2025
REDUCE-IT study and presentations (1)	$453	$509
Regulatory filing fees and expenses (2)	1,023	1,269
Non-clinical research activities (3)	92	336
Internal staffing, overhead and other (4)	6,792	6,721
Research and development expense, excluding non-cash expense	8,360	8,835
Non-cash stock-based compensation expense (5)	1,078	1,392
Total research and development expense	$9,438	$10,227

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

Restructuring expense. Restructuring expense for the six months ended June 30, 2026 and 2025 was $3.4 million and $22.8 million, respectively. The charge in both the current and prior year are due to the implementation of the Global Restructuring Plan associated with the execution of the Recordati Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, remained consistent at $5.5 million during the six months ended June 30, 2026, compared to $5.5 million during the six months ended June 30, 2025. Interest income, net, represents income earned on cash and investment balances. Interest income, net, represents income earned on cash and investment balances.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2026 and 2025 was income of $1.3 million and $0.2 million, respectively, an increase of $1.1 million, or 661%. Other income (expense), net, increased primarily due to the recognition of the Employee Retention Credit, or ERC, awarded as part of the Coronavirus Aid, Relief, and Economic Security, or CARES, Act.

Benefit from (provision for) income taxes. Income tax benefit from (provision for) for the six months ended June 30, 2026 and 2025 were provisions of $1.6 million and $2.8 million, respectively. The provision for income taxes for the six months ended June 30, 2026 is the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full-year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

As of June 30, 2026, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $143.8 million and short-term investments of $171.1 million, aggregating $314.9 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will mature in one year or less. We invest cash in excess of our immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
In millions	2026	2025
Cash provided by (used in):
Operating activities	$13.0	$4.1
Investing activities	(2.2)	24.5
Financing activities	(1.9)	(1.8)
Increase in cash and cash equivalents and restricted cash	$8.9	$26.8

Net cash provided by operating activities increased during the six months ended June 30, 2026 as compared to the same period in 2025. This is primarily driven by the Global Restructuring Plan and the resulting cost savings, including the elimination of commercial roles in our European operations.

Net cash (used in) provided by investing activities during the six months ended June 30, 2026 decreased due primarily to the purchases of $90.5 million in investment grade interest-bearing instruments offset by proceeds from the maturity of $88.4 million of investment grade interest-bearing instruments as compared to the same period in 2025 where proceeds from the maturity of investment grade interest-bearing instruments were $105.3 million, partially offset by $80.8 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities during the six months ended June 30, 2026 and the same period in 2025 was primarily as a result of taxes paid on stock-based awards.

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

As of June 30, 2026, we had net accounts receivable of $92.9 million, and inventory of $164.1 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.7 billion as of June 30, 2026.

As of June 30, 2026, we had cash and cash equivalents of $143.6 million and short-term investments of $171.1 million, aggregating $314.6 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program if we were to decide to proceed with such, for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be inaccurate, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and the Annual Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three months ended June 30, 2026, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ADSs purchased in the second quarter of 2026 are as follows:

Period	Total Number of ADSs Purchased (1)	Average Price Paid per ADS
April 1 - 30, 2026	4,833	$14.72
May 1 - 31, 2026	8,544	14.93
June 1 - 30, 2026	3,362	16.26
Total	16,739	$15.14

(1) Represents ADSs withheld to satisfy tax withholding amounts due from employees related to the receipt of ADS which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

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

Date: July 29, 2026

AMARIN CORPORATION PLC

By:	/s/ Peter Fishman
Peter Fishman

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: July 29, 2026