Form 10-Q
period 2026-09-30
AMARIN CORP PLC\UK
filed 2026-10-28
CIK 897448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

421,464,785 Ordinary Shares, 50 pence par value per share, were outstanding as of October 23, 2026, including 20,634,070 Ordinary Shares held as American Depositary Shares (ADSs), each representing 20 Ordinary Shares.

PART I

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$156,512	$134,660
Restricted cash	201	201
Short-term investments	166,867	167,929
Accounts receivable, net	111,573	126,832
Inventory	158,850	195,910
Prepaid and other current assets	18,872	24,350
Total current assets	612,875	649,882
Operating lease right-of-use asset	6,082	6,461
Other long-term assets	3,669	1,067
Intangible asset, net	11,455	13,365
TOTAL ASSETS	$634,081	$670,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,429	$45,355
Accrued expenses and other current liabilities	134,707	149,104
Total current liabilities	175,136	194,459
Long-Term Liabilities:
Long-term operating lease liability	5,353	6,080
Other long-term liabilities	9,180	10,955
Total liabilities	189,669	211,494
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £0.50 par value per share, unlimited authorized; 438,870,579 shares issued, 421,632,722 shares outstanding as of September 30, 2026; 429,847,579 shares issued, 416,214,102 shares outstanding as of December 31, 2025	316,272	310,184
Additional paid-in capital	1,923,521	1,923,801
Treasury stock; 17,237,857 shares as of September 30, 2026; 13,633,477 shares as of December 31, 2025	(70,120)	(67,360)
Accumulated deficit	(1,725,261)	(1,707,344)
Total stockholders’ equity	444,412	459,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$634,081	$670,775

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Product revenue, net	$36,890	$48,558	$119,293	$136,210
Licensing and royalty revenue	2,660	1,112	7,600	28,217
Total revenue, net	39,550	49,670	126,893	164,427
Less: Cost of goods sold	23,369	27,462	77,954	66,728
Gross margin	16,181	22,208	48,939	97,699
Operating expenses:
Selling, general and administrative	14,336	19,697	57,637	94,944
Research and development	4,205	4,208	13,643	14,435
Restructuring	—	9,406	3,363	32,165
Total operating expenses	18,541	33,311	74,643	141,544
Operating loss	(2,360)	(11,103)	(25,704)	(43,845)
Interest income, net	2,371	2,783	7,845	8,277
Other income, net	304	205	1,583	372
Income (loss) from operations before taxes	315	(8,115)	(16,276)	(35,196)
(Provision for) benefit from income taxes	(70)	377	(1,641)	(2,378)
Net income (loss)	$245	$(7,738)	$(17,917)	$(37,574)
Earnings (loss) per Ordinary Share:
Basic	$0.00	$(0.02)	$(0.04)	$(0.09)
Diluted	$0.00	$(0.02)	$(0.04)	$(0.09)
Weighted average Ordinary Shares:
Basic	417,766	415,531	420,178	414,607
Diluted	427,856	415,531	420,178	414,607

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2025	429,847,579	(13,633,477)	310,184	1,923,801	(67,360)	(1,707,344)	459,281
Vesting of restricted stock units	5,698,060	(2,317,560)	3,878	(3,878)	(1,687)	—	(1,687)
Stock-based compensation	—	—	—	2,331	—	—	2,331
Loss for the period	—	—	—	—	—	(10,512)	(10,512)
March 31, 2026	435,545,639	(15,951,037)	$314,062	$1,922,254	$(69,047)	$(1,717,856)	$449,413
Issuance of common stock under employee stock purchase plan	—	81,320	—	—	59	—	59
Vesting of restricted stock units	697,240	(329,140)	469	(469)	(306)	—	(306)
Stock-based compensation	—	—	—	2,100	—	—	2,100
Loss for the period	—	—	—	—	—	(7,650)	(7,650)
June 30, 2026	436,242,879	(16,198,857)	$314,531	$1,923,885	$(69,294)	$(1,725,506)	$443,616
Vesting of restricted stock units	2,627,700	(1,039,000)	1,741	(1,741)	(826)	—	(826)
Stock-based compensation	—	—	—	1,377	—	—	1,377
Income for the period	—	—	—	—	—	245	245
September 30, 2026	438,870,579	(17,237,857)	$316,272	$1,923,521	$(70,120)	$(1,725,261)	$444,412

	Ordinary Shares	Treasury Shares	Ordinary Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
December 31, 2024	422,256,900	(10,672,049)	$305,298	$1,914,750	$(65,326)	$(1,668,546)	$486,176
Vesting of restricted stock units	4,585,679	(1,805,341)	2,854	(2,854)	(1,119)	—	(1,119)
Stock-based compensation	—	—	—	4,327	—	—	4,327
Loss for the period	—	—	—	—	—	(15,697)	(15,697)
March 31, 2025	426,842,579	(12,477,390)	$308,152	$1,916,223	$(66,445)	$(1,684,243)	$473,687
Issuance of common stock under employee stock purchase plan	—	97,520	—	—	57	—	57
Vesting of restricted stock units	1,872,240	(933,452)	1,269	(1,269)	(720)	—	(720)
Stock-based compensation	—	—	—	6,039	—	—	6,039
Loss for the period	—	—	—	—	—	(14,139)	(14,139)
June 30, 2025	428,714,819	(13,313,322)	$309,421	$1,920,993	$(67,108)	$(1,698,382)	$464,924
Vesting of restricted stock units	882,600	(318,120)	598	(598)	(248)	—	(248)
Stock-based compensation	—	—	—	1,956	—	—	1,956
Loss for the period	—	—	—	—	—	(7,738)	(7,738)
September 30, 2025	429,597,419	(13,631,442)	$310,019	$1,922,351	$(67,356)	$(1,706,120)	$458,894

See notes to condensed consolidated financial statements.

AMARIN CORPORATION PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,917)	$(37,574)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4	3
Accretion of investments	(1,336)	(3,019)
Stock-based compensation	5,808	12,322
Amortization of intangible asset	1,910	2,323
Changes in assets and liabilities:
Accounts receivable, net	15,259	(5,030)
Inventory	37,060	36,979
Prepaid and other current assets	5,358	(17,260)
Other long-term assets	(2,606)	104
Interest receivable	120	449
Accounts payable and other current liabilities	(19,323)	2,284
Other long-term liabilities	(2,122)	(131)
Net cash provided by (used in) operating activities	22,215	(8,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities	151,980	162,300
Purchases of securities	(149,583)	(149,955)
Net cash provided by investing activities	2,397	12,345
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	59	57
Taxes paid related to stock-based awards	(2,819)	(2,087)
Net cash used in financing activities	(2,760)	(2,030)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	21,852	1,765
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	134,861	121,338
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$156,713	$123,103
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$5,943	$(148)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right-of-use asset	$970	$856

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

Company (ANDA Holder)	Distributed / Licensee	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date	Active
Hikma Pharmaceuticals USA Inc.	Hikma Pharmaceuticals USA Inc.; Northstar Rx; Bryant Ranch Pre-Pack	May 2020	November 2020	March 2023	Yes
Dr. Reddy’s Laboratories, Inc.	Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023	Yes
Teva Pharmaceuticals USA, Inc.	Teva Pharmaceuticals USA, Inc.; AvKare	September 2020	January 2023	September 2022	Yes
Apotex, Inc.	Apotex, Inc.; American Health Packaging; Golden State Medical Supply	June 2021	January 2022	–	Yes
Zydus Lifesciences	Zydus Pharmaceuticals USA	April 2023	August 2024	June 2024	Yes
Onesource Specialty (Amneal Original Filer)	Amneal Pharmaceuticals	September 2023	April 2024	April 2024	Yes
Humanwell Puracap	Epic Pharma	December 2023	March 2024	–	Yes
Ascent Pharmaceuticals, Inc.	Camber Pharmaceuticals; Northstar Rx; XL Care Pharmaceuticals	December 2023	April 2024 February 2024 August 2024	April 2024 – December 2024	Yes
Qilu Pharmaceutical Co Ltd	–	November 2024	–	–	No
PharmaObedient (Spriaso Original Filer)	–	December 2024	–	–	No
Xiamen LP Pharma Co.	Vitruvias Therapeutics	August 2025	January 2026	–	Yes
Aurobindo Pharma LTD	–	June 2026	–	–	No

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

The condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for any future period. Certain numbers presented throughout this document may not add precisely to the totals provided due to rounding. Absolute and percentage changes are calculated using the underlying amounts in thousands. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the condensed consolidated financial statements of the prior year have been reclassified to conform to current year presentation.

Effective as of April 11, 2025, the Company implemented an adjustment to the ratio of its American Depositary Shares, or ADSs, to Ordinary Shares from one ADS representing one Ordinary Share to one ADS representing 20 Ordinary Shares, or the ADS Ratio Change. The ADS Ratio Change does not change the Ordinary Shares outstanding. Holders of fractional ADSs resulting from the ADS Ratio Change received a cash payment in lieu of such fractional ADSs. The rate for the cash payment was set when the depositary bank aggregated the fractional ADSs and sold them in one or more market trades. All references to ADSs in the accompanying notes to the financial statements give retroactive effect to the per-share and share amounts for the ADS Ratio Change for all periods presented herein, unless otherwise specified. In addition, the exercise prices and the numbers of ADSs issuable upon the exercise of any outstanding options or restricted stock units, or RSUs, were proportionately adjusted.

The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of September 30, 2026, the Company had total assets of $634.1 million, of which $323.4 million consisted of cash and short-term investments. More specifically, the Company had current assets of $612.9 million, including cash and cash equivalents of $156.5 million, short-term investments of $166.9 million, accounts receivable, net, of $111.6 million and inventory of $158.9 million. As of September 30, 2026, the Company had no debt outstanding.

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

The following table summarizes the impact of accounts receivable reserves on the gross trade accounts receivable balances as of September 30, 2026 and December 31, 2025:

In thousands	September 30, 2026	December 31, 2025
Gross trade accounts receivable	$127,529	$144,983
Trade allowances	(15,520)	(17,189)
Chargebacks	(436)	(962)
Accounts receivable, net	$111,573	$126,832

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

Earnings (loss) per Share

Basic net earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period. Diluted net earnings (loss) per share is determined by dividing net income (loss) by the diluted weighted average number of Ordinary Shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive Ordinary Shares, such as from the exercise of stock options and vesting of restricted stock units, or RSUs, calculated using the treasury stock method. In periods with reported net operating losses, all stock options and RSUs outstanding are deemed anti-dilutive such that basic and diluted loss per share are equal.

The calculation of net income (loss) and the number of Ordinary Shares and ADSs used to compute basic and diluted net earnings (loss) per Ordinary Share and ADS for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Net income (loss)—basic and diluted	$245	$(7,738)	$(17,917)	$(37,574)
Weighted average Ordinary Shares outstanding—basic	417,766	415,531	420,178	414,607
Effect of dilutive securities:
Restricted stock units	7,203	—	—	—
Stock options	2,887	—	—	—
Weighted average shares outstanding—diluted	427,856	415,531	420,178	414,607
Earnings (loss) per Ordinary Share—basic	$0.00	$(0.02)	$(0.04)	$(0.09)
Earnings (loss) per Ordinary Share— diluted	$0.00	$(0.02)	$(0.04)	$(0.09)

Weighted average ADS outstanding—basic	20,888	20,776	21,008	20,730
Effect of dilutive securities:
Restricted stock units	360	—	—	—
Stock options	144	—	—	—
Weighted average ADS outstanding—diluted	21,392	20,776	21,008	20,730
Earnings (loss) per ADS—basic	$0.01	$(0.37)	$(0.85)	$(1.81)
Earnings (loss) per ADS— diluted	$0.01	$(0.37)	$(0.85)	$(1.81)

For the three and nine months ended September 30, 2026 and 2025, the following potentially dilutive securities were not included in the computation of net earnings (loss) per share because the effect would be anti-dilutive or because performance criteria were not yet met for awards contingent upon such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Stock options	26,104	30,769	28,991	30,769
Restricted stock and restricted stock units	132	14,726	7,335	14,726

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

A significant portion of the Company’s sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced any credit losses. The Company does not require collateral or any other security to support credit sales. Three customers individually accounted for 10% or more of the Company’s gross product sales. Customers A, B, and C accounted for 30%, 31%, and 26%, respectively, of gross product sales for the nine months ended September 30, 2026, and represented 40%, 30%, and 17%, respectively, of the gross accounts receivable balance as of September 30, 2026. Customers A, B, and C accounted for 31%, 29%, and 28%, respectively, of gross product sales for the nine months ended September 30, 2025, and represented 43%, 23%, and 17%, respectively, of the gross accounts receivable balance as of December 31, 2025. The Company has not experienced any significant write-offs of its accounts receivable. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

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

The following tables present information about the estimated fair value of the Company’s assets and liabilities as of September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2026
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$178,486	$178,486	$—	$—
Money Market Fund	40,404	40,404	—	—
Repo Securities	5,000	—	5,000	—
Total	$223,890	$218,890	$5,000	$—

	December 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Asset:
U.S. Treasury Securities	$168,095	$168,095	$—	$—
Money Market Fund	45,377	45,377	—	—
Repo Securities	5,000	—	5,000	—
Total	$218,472	$213,472	$5,000	$—

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

Unrealized gains and losses on investment securities carried at amortized cost are not recognized in earnings unless realized through sale, maturity, or the recognition of a credit loss allowance. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The unrealized gain or loss for the nine months ended September 30, 2026 and 2025 were a loss of $0.3 million and a gain of $0.1 million, respectively. Interest on investments is reported in interest income in our condensed consolidated statement of operations. Interest receivable in investment securities of $1.4 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively, is reported in prepaid and other current assets in our condensed consolidated balance sheet.

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

The table below is a summary of the reportable segment profit or loss, including significant reportable segment expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
US product revenue, net	$28,525	$40,866	$96,386	$113,028
Europe product revenue, net	3,713	4,095	14,072	16,060
RoW product revenue, net	4,652	3,597	8,835	7,122
Total product revenue, net	36,890	48,558	119,293	136,210
Licensing and royalty revenue	2,660	1,112	7,600	28,217
Total revenue, net	39,550	49,670	126,893	164,427
Less: Cost of goods sold	23,369	27,462	77,954	66,728
Gross margin	16,181	22,208	48,939	97,699
Operating expenses:
Selling	1,882	2,722	6,223	18,582
General and administrative (1)	7,264	9,012	32,525	32,185
Research and development	1,535	1,289	4,708	5,216
Payroll and payroll related expense	6,484	8,528	22,051	43,250
Non-cash stock-based compensation expense	1,376	2,354	5,773	10,146
Restructuring	—	9,406	3,363	32,165
Total operating expenses	18,541	33,311	74,643	141,544
Operating loss	(2,360)	(11,103)	(25,704)	(43,845)
Interest income, net	2,371	2,783	7,845	8,277
Other income, net	304	205	1,583	372
Income (loss) from operations before taxes	315	(8,115)	(16,276)	(35,196)
(Provision for) benefit from income taxes	(70)	377	(1,641)	(2,378)
Segment & consolidated net income (loss)	$245	$(7,738)	$(17,917)	$(37,574)

(1) During the nine months ended September 30, 2026 the Company recorded litigation-related charges of $9.4 million within general and administrative expense.

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

On June 24, 2025, the Company announced a global restructuring plan, the Global Restructuring Plan, in connection with the execution of an exclusive long-term license and supply agreement with Recordati, with the vast majority of estimated cost savings to come from the elimination of commercial roles in the Company’s European operations. During the three and nine months ended September 30, 2026, the Company recognized nil and $3.4 million, respectively, and $9.4 million and $32.2 million for the three and nine months ended September 30, 2025, respectively, of restructuring expense reflected on the condensed consolidated statement of operations related to the reduction in force, substantially all of which is cash expenditure. Since inception of the Global Restructuring Plan, the Company has recognized cumulative restructuring charges of $39.6 million in the now completed Global Restructuring Plan.

The following table sets forth the components of the Company's restructuring charges for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Employee restructuring separation charges	$—	$10,714	$3,094	$23,428
Vendor contract charges	—	(1,308)	269	8,737
Total restructuring expense	—	9,406	3,363	32,165
Stock acceleration	—	399	(35)	(2,176)
Total restructuring costs incurred	$—	$9,805	$3,328	$29,989

The following table shows the change in restructuring liability, which is included within accrued expenses and other current liabilities:

In thousands	Restructuring Liability
Balance at December 31, 2025	$7,427
Restructuring cash obligations incurred	3,328
Payments	(9,833)
Balance at September 30, 2026	$922

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

(3) Intangible Asset

Intangible asset consists of internal-use software, website development costs and milestone payments to the former shareholders of Laxdale related to the 2004 acquisition of the rights to VASCEPA, which is the result of VASCEPA receiving marketing approval in the U.S. for the MARINE indication in 2012, the REDUCE-IT indication in 2019 and marketing approval in Europe in 2021. In accordance with ASC 350, the Company evaluates the remaining useful life of the intangible asset at each reporting period to determine if any events or circumstances warrant a revision to the remaining period of amortization. As of September 30, 2026, the intangible assets have an estimated weighted-average remaining useful life of 4.5 years. The carrying value as of September 30, 2026 and December 31, 2025 is as follows:

In thousands	September 30, 2026	December 31, 2025
Technology rights	$32,081	$32,081
Accumulated amortization	(20,626)	(18,716)
Intangible asset, net	$11,455	$13,365

(4) Inventory

The Company capitalizes its purchases of saleable inventory of VASCEPA from suppliers that have been qualified by the U.S. FDA and other global regulatory agencies. Inventory is comprised of raw materials, work in progress, and finished goods. Raw materials include purchased components and materials used in the manufacturing process, primarily API. Work in process consists of products in various stages of production. Finished goods represent completed products available for sale, VASCEPA, in 1-gram or 0.5-gram capsules. API currently has a shelf life of between four and five years. After being converted into capsule form, which is the last step in the manufacturing process, VASCEPA 1-gram and 0.5-gram capsules have remaining shelf lives of four to five years, with the approved shelf life varying by jurisdiction based on local regulatory approvals. Inventories as of September 30, 2026 and December 31, 2025 consist of the following:

In thousands	September 30, 2026	December 31, 2025
Raw materials	$109,418	$112,291
Work in process	14,276	8,201
Finished goods	35,156	75,418
Total inventory (1)	$158,850	$195,910

(1) During the three and nine months ended September 30, 2026, approximately $0.3 million and $2.0 million, respectively, of inventory was expensed through cost of goods sold for both product and non-product dating inventory. During the nine months ended September 30, 2025, approximately $0.4 million of inventory was expensed through cost of goods sold for product dating inventory.

(5) Commitments and Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, where the amount of liability is not probable nor can the amount be reasonably estimated, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters in which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect.

Litigation Updates

Except as described below, there have been no material updates to our litigation as reported in the Company’s Form 10-K.

On November 30, 2020, the Company filed a patent infringement lawsuit against Hikma for making, selling, offering to sell, and importing generic icosapent ethyl capsules in and into the U.S. in a manner that the Company alleges induced the infringement of patents covering the use of VASCEPA to reduce specified CV risk. On January 4, 2022, the District Court for the District of Delaware granted a motion to dismiss the Company's lawsuit for failure to state a claim. Thereafter, the Company appealed to the Court of Appeals for the Federal Circuit. On June 25, 2024, the Federal Circuit issued a decision reversing the District Court, finding that the Company's allegations against Hikma plausibly state a claim alleging Hikma actively induced infringement of the asserted patents. Hikma filed a petition for rehearing en banc on August 22, 2024, which was denied on October 17, 2024. On February 14, 2025, Hikma filed a petition for a writ of certiorari with the Supreme Court of the U.S., which the Supreme Court granted on January 16, 2026. Thereafter, the District Court granted a stipulation proposed by the parties to stay the District Court proceedings pending the conclusion of Hikma’s appeal before the Supreme Court. After oral argument on April 29, 2026, the Supreme Court issued a decision on June 4, 2026, reversing the decision of the Federal Circuit and remanding the case for further proceedings, finding that the Company failed to state a claim for active inducement, and thus, cannot withstand Hikma’s motion to dismiss. On October 13, 2026, the parties agreed to a Confidential Settlement Agreement and Release wherein the parties agreed to dismiss all claims for patent infringement with prejudice.

On March 31, 2023, the Company’s former chief executive officer, Karim Mikhail, filed a complaint against the Company and certain of its affiliates in the Superior Court of New Jersey, Law Division – Somerset County, captioned Mikhail v. Amarin Corporation, plc (Docket No. SOM-L-000366-23), concerning Mr. Mikhail’s alleged “constructive termination” from the Company. The complaint seeks unspecified damages arising from claims for breaches of his employment agreement, the Company's Executive Severance and Change of Control Plan, and the implied covenant of good faith and fair dealing. On April 3, 2023, the case moved to the U.S. District Court for the District of New Jersey (Civ. No. 3:23-cv-01856). On June 30, 2023, all defendants moved to dismiss this case without prejudice due to lack of jurisdiction. On March 4, 2024, the District Court granted the motion in part and denied the motion in part, permitting the parties to pursue limited discovery on the issue of personal jurisdiction. On March 20, 2025, the Company filed a new motion to dismiss for failure of plaintiff to state a claim. On November 26, 2025, the District Court granted Amarin's renewed motion to dismiss Karim Mikhail's first amended complaint in its entirety. On December 30, 2025, plaintiff filed a second amended complaint. In February 2026, the court issued an order granting Amarin permission to file a motion to dismiss, adopting a briefing schedule proposed by the parties. The parties completed briefing per the schedule and filed all briefs (i.e., “bundle”) with the court in August 2026. The Company believes it has valid defenses and will vigorously defend against the claims but cannot predict the outcome.

On April 27, 2021 and February 21, 2023, Dr. Reddy’s and Hikma, respectively, filed complaints against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 21-cv-10309 and No. 23-cv-01016, alleging various antitrust violations stemming from alleged anticompetitive practices related to the supply of active pharmaceutical ingredient of VASCEPA. Dr. Reddy's complaint also includes a state law tortious interference claim related to the same alleged conduct. On March 28, 2024, Teva Pharmaceuticals USA, Inc., or Teva, filed a complaint against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 24-cv-04341, alleging various antitrust violations analogous to those made by Dr. Reddy’s and Hikma. Further, on June 14, 2024, Apotex, Inc., or Apotex, filed a complaint against the Company in the U.S. District Court for the District of New Jersey, Civil action No. 24-cv-07041, alleging various antitrust violations analogous to those made by Dr. Reddy’s, Hikma and Teva, as well as a breach of contract claim related to the same alleged conduct. Apotex also seeks declaratory judgment regarding the applicability of a 2020 settlement agreement to its antitrust claims. In October 2024, Apotex amended its complaint to add as defendants KD Pharma-Bexbach GmbH; KD Swiss GmbH; Marine Ingredients, LLC; Innova Softgel, LLC; 03 Holding GmbH; Capiton AG. Relief sought include an unspecified amount of damages for alleged economic harm to each of Dr. Reddy’s, Hikma, Teva and Apotex, treble damages, other costs and fees and injunctive relief against the alleged violative activities. On December 9, 2025, the Company filed motions for judgment on the pleadings to dismiss the claims of Teva and Apotex, based on prior settlement agreements Amarin entered into with Teva and Apotex on May 25, 2018, and June 16, 2020, respectively, relating to generic versions of Amarin’s branded product VASCEPA. On February 2, 2026, the Court denied both motions. On October 13, 2026, the Company and Hikma, in conjunction with the settlement of the patent infringement litigation, further agreed to a Confidential Settlement Agreement and Release wherein in exchange for a negotiated settlement payment, Hikma will voluntarily dismiss with prejudice all pending claims against the Company. The negotiated settlement payment was recognized within selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended June 30, 2026.

The Company is named as a defendant in six putative antitrust class action lawsuits in the District Court for the District of New Jersey, as displayed in the table below. Each of the six antitrust putative class action lawsuits alleged that the Company violated federal antitrust laws by monopolizing and engaging in a conspiracy to restrain trade in the IPE drug and API markets. The Indirect Purchaser Plaintiffs also asserted related state antitrust, consumer protection, and unjust enrichment claims. The Indirect Purchaser Plaintiffs sought relief in the form of an unspecified amount of compensatory damages, treble damages, other costs and fees, restitution, and declaratory and injunctive relief against the alleged violative activities. The Direct Purchaser Plaintiff sought treble damages and other costs and fees. On April 14, 2026, the Company agreed to a Confidential Settlement Agreement and Release with the named Indirect Purchaser Plaintiffs and the Direct Purchaser Plaintiff, together, the Purchaser Plaintiffs, wherein in exchange for a negotiated settlement payment, the Purchaser Plaintiffs would voluntarily dismiss with prejudice all pending claims against the Company. The negotiated settlement payment was recognized within selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended March 31, 2026 and settled during the three months ended June 30, 2026. On April 20, 2026, a Stipulation of Voluntary Dismissal of Amarin Defendants with Prejudice was filed in each of the Indirect Purchaser and Direct Purchaser lawsuits. On April 22, 2026, the Court ordered the stipulations and the lawsuits against the Company were dismissed with prejudice.

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

The Company continues to negotiate with its contract suppliers to better align its supply arrangements with current and anticipated global demand. As of September 30, 2026, the Company has a total of approximately $39.3 million in future contractual purchase obligations as well as $96.0 million of future purchase obligations contingent on certain suppliers obtaining regulatory approval.

Under the Laxdale agreement, upon receipt of a marketing approval in Europe for a further indication of VASCEPA (or further indication of any other product acquired from Laxdale in 2004), the Company must make an aggregate stock or cash payment (at the sole option of each such former shareholder) of £5.0 million (approximately $6.6 million as of September 30, 2026) for the potential market approval.

The Company has no provision for any of these obligations since the amounts are either not paid or payable as of September 30, 2026.

(6) Equity

ADSs

On April 11, 2025, the Company effected its ADS Ratio Change on its ADSs from one ADS representing one Ordinary Share, to the new ratio of one ADS representing 20 Ordinary Shares.

During the nine months ended September 30, 2026 and 2025, except as described above, the Company did not engage in any transactions involving its ADSs. Refer to Incentive Equity Awards below for discussions of Ordinary Shares issued as a result of stock option exercises and vesting of RSUs.

Ordinary Shares

There was no Ordinary Share activity during the nine months ended September 30, 2026 and 2025, except as described in Incentive Equity Awards below.

Incentive Equity Awards

The following table summarizes the aggregate number of Ordinary Shares underlying stock options and RSUs outstanding under the Amarin Corporation plc 2020 Stock Incentive Plan, as amended, or the 2020 Plan, as of September 30, 2026:

September 30, 2026
Outstanding stock options	28,991,100
% of outstanding on a fully-diluted basis	7%
Outstanding RSUs	7,335,360
% of outstanding on a fully-diluted basis	2%

The following table represents equity awards activity during the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Ordinary Shares issued in settlement of vested RSUs	9,023,000	7,083,019
Ordinary Shares retained for settlement of employee tax obligations ─ RSUs	3,685,700	2,939,015
Ordinary Shares issued in settlement of vested Performance-based RSUs (1)	—	257,500
Ordinary Shares retained for settlement of employee tax obligations ─ Performance-based RSUs	—	117,898
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

Product Returns: The Company’s distributors have the right to return unopened unprescribed VASCEPA during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. The expiration date for VASCEPA 1-gram and 0.5-gram size capsules is currently four to five years, based on regulatory approvals by jurisdiction, after being converted into capsule form, which is the last step in the manufacturing process for VASCEPA and generally occurs within a few months before VASCEPA is delivered to distributors. The Company estimates future product returns on sales of VASCEPA based on (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of VASCEPA previously shipped and currently being shipped to distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The following tables summarize activity in each of the net product revenue allowance and reserve categories described above for the nine months ended September 30, 2026 and 2025:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2025	$17,189	$102,257	$2,541	$1,260	$123,247
Provision related to current period sales	58,806	550,664	1,353	7,469	618,292
Provision related to prior period sales	—	176	3,229	—	3,405
Credits/payments made for current period sales	(44,013)	(450,404)	—	(6,169)	(500,586)
Credits/payments made for prior period sales	(16,462)	(101,595)	(4,264)	(1,595)	(123,916)
Balance as of September 30, 2026	$15,520	$101,098	$2,859	$965	$120,442

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
Balance as of December 31, 2024	$9,433	$97,526	$4,734	$1,548	$113,241
Provision related to current period sales	56,169	504,168	1,301	9,897	571,535
Provision related to prior period sales	—	562	—	—	562
Credits/payments made for current period sales	(44,049)	(411,114)	(81)	(8,496)	(463,740)
Credits/payments made for prior period sales	(8,779)	(96,717)	(3,232)	(1,703)	(110,431)
Balance as of September 30, 2025	$12,774	$94,425	$2,722	$1,246	$111,167

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

The Company recognized royalties of $0.5 million and $1.7 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively.

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

The Company recognized net product revenue of $2.5 million and $3.7 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $4.5 million for the three and nine months ended September 30, 2025, respectively, related to sales to Biologix.

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

During the three and nine months ended September 30, 2026, the Company recognized net licensing revenue of nil and $0.4 million, respectively, related to recognition of a milestone in connection with the HLS agreement, offset by consideration payable to the customer (none for the three and nine months ended September 30, 2025). As of September 30, 2026, the transaction price has been fully recognized.

The Company recognized net product revenue of $1.9 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million for both the three and nine months ended September 30, 2025 related to sales to HLS. The Company also recognized royalties of $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.

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

The Company recognized net product revenue of nil and $2.0 million for the three and nine months ended September 30, 2026, respectively, and nil and $0.8 million for the three and nine months ended September 30, 2025, respectively, related to sales to CSL.

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

During the three and nine months ended September 30, 2025, the Company recognized nil and $25.0 million, respectively, as licensing revenue related to the upfront payment received in connection with the Recordati Licensing Agreement (none for the three and nine months ended September 30, 2026).

The Company recognized net product revenue of $3.7 million and $12.1 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million for both the three and nine months ended September 30, 2025, related to sales to Recordati. The Company also recognized royalties of $1.5 million and $3.4 million for the three and nine months ended September 30, 2026, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2025.

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

On November 17, 2021, the Company entered into a lease agreement for office space in Zug, Switzerland, or the Zug Lease. The Zug Lease commenced on February 1, 2022, or the Zug Commencement Date, for a five-year period, with one five-year renewal option. Under the Zug Lease, the Company paid annual rent of approximately $0.2 million for the first year following the Zug Commencement Date, and such rent increases by a nominal percentage every year following the first anniversary of the Zug Commencement Date. The Zug Lease was terminated effective December 31, 2025.

On April 26, 2024, the Company entered into a lease agreement for office space in Dublin, Ireland which commenced on September 1, 2024 for a two-year term. Under the lease agreement, the Company paid annual rent of approximately $0.5 million. The lease was terminated effective February 28, 2025.

On February 11, 2025, the Company entered into an amendment to the Dublin office lease for additional office space. The amended lease commenced on March 1, 2025, and has a two-year term ending February 28, 2027. Under the amended lease, the Company is required to pay annual rent of approximately $0.9 million.

On September 4, 2026, the Company entered into a second amendment to the Dublin office lease that extended the lease term by an additional 12 months, from February 28, 2027 to February 28, 2028. During the extension period, the Company will pay annual rent of approximately $1.0 million.

Prior to the licensing agreement with Recordati, the Company had lease agreements for various automobiles with terms ranging from month-to-month up to 36 months within Europe.

The total operating lease liability is $7.6 million and $8.2 million and the total operating lease right-of-use asset is $6.1 million and $6.5 million, as of September 30, 2026 and December 31, 2025, respectively.

The lease expense for the three and nine months ended September 30, 2026 is approximately $0.7 million and $2.0 million, respectively. The lease expense for the three and nine months ended September 30, 2025 is approximately $0.8 million and $2.6 million, respectively.

The table below depicts a maturity analysis of the Company’s undiscounted payments for its operating lease liabilities and their reconciliation with the carrying amount of lease liability presented in the statement of financial position as of September 30, 2026:

In thousands	Undiscounted lease payments
Remainder of 2026	$739
2027	3,025
2028	2,159
2029	2,011
2030	1,262
Total undiscounted payments	$9,196
Discount Adjustments	$(1,585)
Current operating lease liability	$2,258
Long-term operating lease liability	$5,353

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

The components of lease income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Interest income from sales-type leases	$12	$14	$37	$42
Operating lease income	249	249	746	746
Total	$261	$263	$783	$788

Future minimum sales-type lease and operating lease receivables as of September 30, 2026 are as follows:

In thousands	Sales-Type Leases	Operating Leases
Remainder of 2026	$31	$263
2027	125	1,073
2028	127	1,096
2029	130	1,118
2030	88	760
Total	$501	$4,310

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

Our commercialized product, VASCEPA® (icosapent ethyl, or IPE) was first approved by the United States, or U.S., Food and Drug Administration, or U.S. FDA, in July 2012 for use as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥500 mg/dL) hypertriglyceridemia, or HTG, or the MARINE indication. On December 13, 2019, the U.S. FDA approved another indication and label expansion for VASCEPA based on the results of our long-term CV outcomes trial, REDUCE-IT®, or Reduction of CV Events with EPA – Intervention Trial. VASCEPA is approved by the U.S. FDA as an adjunct to maximally tolerated statin therapy for reducing persistent CV risk in select high-risk-patients, or the REDUCE-IT indication.

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

United States

VASCEPA is sold principally to a limited number of major wholesalers, as well as selected regional wholesalers and retail and mail order pharmacy providers, or collectively, our distributors or our customers, most of whom in turn resell VASCEPA to retail pharmacies for subsequent resale to patients. Since VASCEPA was made commercially available in 2013, approximately 32 million estimated normalized total prescriptions of VASCEPA have been reported by Symphony Health. In 2020, following our unsuccessful appeals of a court ruling in favor of two generic drug companies, Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, and Hikma Pharmaceuticals USA Inc., or Hikma, and certain of their affiliates, several of our patents covering the MARINE indication were declared invalid. As a result, the following generic versions of IPE have obtained U.S. FDA approval with labeling consistent with the MARINE indication and have entered the U.S. market:

Company (ANDA Holder)	Distributed / Licensee	FDA MARINE Indication Approval	1-gram Launch Date	0.5-gram Launch Date	Active
Hikma Pharmaceuticals USA Inc.	Hikma Pharmaceuticals USA Inc.; Northstar Rx; Bryant Ranch Pre-Pack	May 2020	November 2020	March 2023	Yes
Dr. Reddy’s Laboratories, Inc.	Dr. Reddy’s Laboratories, Inc.	August 2020	June 2021	June 2023	Yes
Teva Pharmaceuticals USA, Inc.	Teva Pharmaceuticals USA, Inc.; AvKare	September 2020	January 2023	September 2022	Yes
Apotex, Inc.	Apotex, Inc.; American Health Packaging; Golden State Medical Supply	June 2021	January 2022	–	Yes
Zydus Lifesciences	Zydus Pharmaceuticals USA	April 2023	August 2024	June 2024	Yes
Onesource Specialty (Amneal Original Filer)	Amneal Pharmaceuticals	September 2023	April 2024	April 2024	Yes
Humanwell Puracap	Epic Pharma	December 2023	March 2024	–	Yes
Ascent Pharmaceuticals, Inc.	Camber Pharmaceuticals; Northstar Rx; XL Care Pharmaceuticals	December 2023	April 2024 February 2024 August 2024	April 2024 – December 2024	Yes
Qilu Pharmaceutical Co Ltd	–	November 2024	–	–	No
PharmaObedient (Spriaso Original Filer)	–	December 2024	–	–	No
Xiamen LP Pharma Co.	Vitruvias Therapeutics	August 2025	January 2026	–	Yes
Aurobindo Pharma LTD	–	June 2026	–	–	No

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

Partnerships

Our international partners are important to our growth strategy, and we continue to collaborate with them to support revenue generation across all commercialized markets. We and our partners have obtained varying levels of indication approvals and initiated or are in the process of initiating commercial launches in various territories where our partners have access. We and our partners continue to seek additional regulatory approvals in the countries in which our partners operate. We have agreements in place with the following partners within the respective territories:

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

Based on REDUCE-IT results, as of the date of the filing of this Quarterly Report, more than 70 clinical treatment guidelines, consensus statements or scientific statements from global medical or scientific societies or within peer reviewed journals have recognized the use of IPE in appropriate at-risk patients for CV risk reductions, including those statements which we were informed of by our global partners as well as guidelines which were newly received during the third quarter of 2026 as listed below:

•
In August 2026, the Saudi Heart Association released a focused update; Guidelines on Best Practices in the Management of Chronic Coronary Syndromes, or CCS. The update stated the addition of IPE should be considered for statin-treated CCS patients with persistently elevated TGs (135-499 mg / dL) and controlled LDL-C (<100 mg / dL) to reduce the residual CV risk.

•
In August 2026, the iCARDIO Alliance released Global Implementation Guidelines on Ischemic Heart Disease, or IHD, stating in the treatment of chronic IHD – lipid management, IPE (2-grams twice daily) may be used in patients with IHD and hypertriglyceridemia (>150 mg/dL).
•
In August 2026, the European Society of Cardiology, or ESC, released Guidelines for the Management of CV Disease and Chronic Kidney Disease, in collaboration with the European Renal Association, or ERA. The release stated treatment with IPE as add-on therapy to a statin may be considered in patients with CCS and chronic kidney disease (estimated glomerular filtration rate, or eGFR, ≥30 mL/min/1.73m2) with a fasting TGs level >1.5 mmol/L (>135 mg/dL) and LDL-C > 1.04 mmol/L (>40 mg/dL) to reduce the risk of major adverse CV events (Class IIa recommendation; Level B evidence). Additionally, relative risk reductions were consistent across subgroups divided by eGFR at baseline, with absolute benefits largest in patients with eGFR <60mL/min/1.73m2 by virtue of their higher baseline risk of CV disease.
•
In September 2026, the U.S. Department of Veterans Affairs and U.S. Department of Defense published a synopsis of its 2025 Clinical Practice Guideline for Lipid Management for CV Disease Risk Reduction. The synopsis suggests using IPE, as a secondary prevention, in patients on statin therapy with persistently elevated fasting TGs ≥150 mg/dL. Additionally, for primary or secondary prevention, it suggested against the use of omega-3 fatty acids as a dietary supplement or any omega-3 formulation other than IPE.

In July 2026, at the Schlieren Research meeting, researchers from the University of Zurich in collaboration with Amarin presented data on the effects of IPE on circulating tissue factor from both a mechanistic perspective and insights from within REDUCE-IT.

In August 2026, at the ESC congress, in Munich, Germany, Amarin and global collaborators supported 5 separate data presentations covering benefits of treatment adherence and legacy effect, long-term CV outcomes, lipoprotein(a) [Lp(a)] biology, coagulation biomarkers, and potential mechanistic pathways associated with eicosapentaenoic acid, or EPA, and IPE. The presentations build upon the significant body of evidence generated from REDUCE-IT and related scientific investigations.

In August 2026, at the Annual Scientific Meeting of the Cardiac Society of Australia and New Zealand held in Sydney, Australia, our partner CSL, through support from us, and collaborators presented encore data on the benefits of IPE in patients with Prior Peripheral Artery Disease: REDUCE-IT PAD. CSL also presented data on emerging prescribing patterns of VAZKEPA by gender and age in Australia.

During the nine months ended September 30, 2026, Amarin and global medical and scientific collaborators supported a total of 26 publications inclusive of accepted abstracts, posters, and manuscripts.

Commercial and Clinical Supply

We manage the manufacturing and supply of VASCEPA and rely on contract manufacturers in each step of our commercial and clinical product supply chain. These steps include active pharmaceutical ingredient, or API, manufacturing, encapsulation of the API, product packaging and supply-related logistics. Our approach to product supply procurement is designed to mitigate risk of supply interruption and maintain an environment of cost competition through diversification of contract manufacturers at each stage of the supply chain and lack of reliance on any single supplier. We have multiple U.S. FDA-approved international API suppliers, encapsulators and packagers to support the VASCEPA commercial franchise in the U.S. We also have multiple international API suppliers, encapsulators and packagers to support the commercialization of VASCEPA in geographies where the drug is approved outside the U.S. Not all of our suppliers approved by the U.S. FDA are approved in every other geography. The regulatory process generally requires extensive details as part of the submission provided to a country or region in connection with a company's request for regulatory approval. Suppliers must be specifically identified as part of the submission for qualification and approval for commercialization in a country or region. As a result, only supply, as approved, may be used in finished goods available for sale in a specific country or region. The amount of supply we seek to purchase in future periods will depend on the level of growth of VASCEPA revenues and minimum purchase commitments with certain suppliers. We continue to negotiate with our contract suppliers to align our supply arrangements with current and future global market demand. As of September 30, 2026, we had inventory of $158.9 million.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and September 30, 2025

Total revenue, net. We recorded total revenue, net, of $39.6 million and $49.7 million during the three months ended September 30, 2026 and 2025, respectively, a decrease of $10.1 million, or 20%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the three months ended September 30, 2026, we also sold VASCEPA by prescription in certain countries outside of the U.S. through collaborations with third-party companies. As further discussed below, the aforementioned decrease was due primarily to a $12.3 million decrease in U.S. net product revenue offset by a $1.5 million increase in licensing and royalty revenue and a $0.7 million increase in net product revenue outside of the U.S.

Product revenue, net. We recorded product revenue, net, of $36.9 million and $48.6 million during the three months ended September 30, 2026 and 2025, respectively, a decrease of $11.7 million, or 24%. This decrease was due primarily to a decrease in VASCEPA price within the U.S. offset in part by higher sales to our partners.

We recorded U.S. product revenue, net, of $28.5 million and $40.9 million during the three months ended September 30, 2026 and 2025, respectively. This decrease was primarily due to a lower net selling price associated with changes in customer mix.

The overall IPE market in the U.S., based on prescription levels reported by Symphony Health, increased by 7% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Our share of the IPE market has decreased to approximately 47% in the three months ended September 30, 2026 compared to approximately 51% in the three months ended September 30, 2025. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions decreased by 1% in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

For the three months ended September 30, 2026, we recorded RoW product revenue, net, of $4.7 million from our six collaboration partners, comprising multiple distinct geographies, compared to $3.6 million during the three months ended September 30, 2025. For the three months ended September 30, 2026, we recorded Europe product revenue, net, of $3.7 million compared to $4.1 million during the three months ended September 30, 2025. The fluctuations in product revenue, net, from our partners reflects normal variability across the multiple geographies encompassing this early stage of developing ex-U.S. markets.

Despite the generic competition in the U.S., we remain confident that the global patient need for VASCEPA is high. We continue to (i) competitively manage our market leadership in the U.S., and (ii) drive expanded access and increased patient uptake of VASCEPA through ongoing support of our commercialization partners and their pricing, reimbursement and licensure initiatives in non-U.S. geographies around the world.

Licensing and royalty revenue. Licensing and royalty revenue during the three months ended September 30, 2026 and 2025 was $2.7 million and $1.1 million, respectively, an increase of $1.5 million, or 139%. This increase was primarily due to increased partner sales within their respective territories.

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

Cost of goods sold. Cost of goods sold during the three months ended September 30, 2026 and 2025 was $23.4 million and $27.5 million, respectively, a decrease of $4.1 million, or 15%. This decrease in cost of goods sold was due to decreased product volumes. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the quarters ended September 30, 2026 and 2025 was sourced from multiple API suppliers. These suppliers compete based on cost, consistent quality, capacity, timely delivery and other factors. In the future, we may see the average cost of supply change based on numerous potential factors including increased volume purchases, continued improvement in manufacturing efficiency, the mix of purchases made among suppliers, currency exchange rates and other factors. The average cost may be variable from period to period depending upon the timing and quantity of API purchased from each supplier.

Our overall gross margin on product sales for the three months ended September 30, 2026 and 2025 was 37% and 43%, respectively. The decrease in gross margin was primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2026 and 2025 was $14.3 million and $19.7 million, respectively, a decrease of $5.4 million, or 27%. Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 are summarized in the table below:

	Three months ended September 30,
In thousands	2026	2025
Selling expense (1)	$3,056	$5,354
General and administrative expense (2)	10,199	12,584
Non-cash stock-based compensation expense (3)	1,081	1,759
Total selling, general and administrative expense	$14,336	$19,697

(1)
Selling expense for the three months ended September 30, 2026 and 2025 was $3.1 million and $5.4 million, respectively, a decrease of $2.3 million, or 43%. This decrease was primarily due to a reduction in costs associated with the Global Restructuring Plan.
(2)
General and administrative expense for the three months ended September 30, 2026 and 2025 was $10.2 million and $12.6 million, respectively, a decrease of $2.4 million, or 19%. This decrease was primarily due to a decrease in employee-related costs as a result of the reduction in force from the Global Restructuring Plan.
(3)
Non-cash stock-based compensation expense for the three months ended September 30, 2026 and 2025 was $1.1 million and $1.8 million, respectively, a decrease of $0.7 million, or 39%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

We will continue to manage our spending commitments to support our partners advancing commercialization and pricing and reimbursement efforts, as well as maintaining market leadership in the U.S.

Research and development expense. Research and development expense remained consistent for the three months ended September 30, 2026 and 2025 at $4.2 million. Research and development expenses for the three months ended September 30, 2026 and 2025 are summarized in the table below:

	Three months ended September 30,
In thousands	2026	2025
REDUCE-IT study and presentations (1)	$136	$209
Regulatory filing fees and expenses (2)	486	249
Non-clinical research activities (3)	140	245
Internal staffing, overhead and other (4)	3,148	2,910
Research and development expense, excluding non-cash expense	3,910	3,613
Non-cash stock-based compensation expense (5)	295	595
Total research and development expense	$4,205	$4,208

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

Restructuring expense. Restructuring expense for the three months ended September 30, 2026 and 2025 was nil and $9.4 million, respectively. The charges in the prior year are due to the implementation of the Global Restructuring Plan associated with the execution of the Recordati Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, for the three months ended September 30, 2026 and 2025 was $2.4 million and $2.8 million, respectively, a decrease of $0.4 million, or 15%. Interest income, net, represents income earned on cash and investment balances.

Other income, net. Other income, net, for the three months ended September 30, 2026 and 2025 was $0.3 million and $0.2 million, respectively, an increase of $0.1 million, or 48%. Other income, net, primarily consists of gains and losses on foreign exchange transactions and sublease income related to our Bridgewater, New Jersey facility.

(Provision for) benefit from income taxes. (Provision for) benefit from income taxes for the three months ended September 30, 2026 and 2025 was a provision of $0.1 million and a benefit of $0.4 million, respectively. The provision for the three months ended September 30, 2026 is the result of changes in income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full-year estimated U.S. and foreign income tax liability.

Comparison of Nine Months Ended September 30, 2026 and September 30, 2025

Total revenue, net. We recorded total revenue, net, of $126.9 million and $164.4 million during the nine months ended September 30, 2026 and 2025, respectively, a decrease of $37.5 million, or 23%. Total revenue, net, consists primarily of revenue from the sale of VASCEPA in the U.S. In addition to the U.S., during the nine months ended September 30, 2026, we also sold VASCEPA by prescription in certain countries outside of the U.S. through collaborations with third-party companies. As further discussed below, the aforementioned decrease was due primarily to a $20.6 million decrease in licensing and royalty revenue, a $16.6 million decrease in U.S. net product revenue and a $0.3 million decrease in net product revenue outside of the U.S.

Product revenue, net. We recorded product revenue, net, of $119.3 million and $136.2 million during the nine months ended September 30, 2026 and 2025, respectively, a decrease of $16.9 million, or 12%. This decrease was due primarily to a decrease in VASCEPA price within the U.S. and transition of European operations to Recordati offset by higher sales to our RoW partners.

We recorded U.S. product revenue, net, of $96.4 million and $113.0 million during the nine months ended September 30, 2026 and 2025, respectively. This decrease was primarily due to a lower net selling price associated with changes in customer mix.

The overall IPE market in the U.S., based on prescription levels reported by Symphony Health, increased for the nine months ended September 30, 2026 by 3% as compared to the nine months ended September 30, 2025. Our share of the IPE market has increased to approximately 48% in the nine months ended September 30, 2026 compared to approximately 45% in the nine months ended September 30, 2025. Additionally, based on prescription levels reported by Symphony Health, VASCEPA-branded prescriptions increased by 12% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

In June 2025, we entered into the License Agreement with Recordati to commercialize VASCEPA in Europe. For the nine months ended September 30, 2026, we recorded Europe product revenue, net, of $14.1 million compared to $16.1 million during the nine months ended September 30, 2025. The decrease is primarily due to the change in business structure.

For the nine months ended September 30, 2026, we recorded RoW product revenue, net, of $8.8 million from our six collaboration partners, comprising multiple distinct geographies, compared to $7.1 million during the nine months ended September 30, 2025.

Licensing and royalty revenue. Licensing and royalty revenue during the nine months ended September 30, 2026 and 2025 was $7.6 million and $28.2 million, respectively, a decrease of $20.6 million, or 73%. This decrease was primarily due to the recognition of a $25.0 million upfront payment resulting from the execution of the Recordati Licensing Agreement in the prior year offset by higher royalties in the current year period as a result of an increase in partner sales within their respective territories.

Cost of goods sold. Cost of goods sold during the nine months ended September 30, 2026 and 2025 was $78.0 million and $66.7 million, respectively, an increase of $11.2 million, or 17%. This increase in cost of goods sold is due to increased product volumes. Cost of goods sold includes the cost of API for VASCEPA on which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management, insurance and quality assurance. The cost of the API included in cost of goods sold reflects the average cost of API included in inventory. This average cost reflects the actual purchase price of VASCEPA API.

The API included in the calculation of the average cost of goods sold during the nine months ended September 30, 2026 and 2025 was sourced from multiple API suppliers.

Our overall gross margin on product sales for the nine months ended September 30, 2026 and 2025 was 35% and 51%, respectively. The decrease in gross margin is primarily as a result of a change in customer mix.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2026 and 2025 was $57.6 million and $94.9 million, respectively, a decrease of $37.3 million, or 39%. Selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 are summarized in the table below:

	Nine months ended September 30,
In thousands	2026	2025
Selling expense (1)	$9,773	$36,862
General and administrative expense (2)	43,465	49,924
Non-cash stock-based compensation expense (3)	4,399	8,158
Total selling, general and administrative expense	$57,637	$94,944

(1)
Selling expense for the nine months ended September 30, 2026 and 2025 was $9.8 million and $36.9 million, respectively, a decrease of $27.1 million, or 73%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan.
(2)
General and administrative expense for the nine months ended September 30, 2026 and 2025 was $43.5 million and $49.9 million, respectively, a decrease of $6.5 million, or 13%. This decrease is primarily due to a reduction in costs associated with the Global Restructuring Plan as well as fees associated with the ADS Ratio Change and Recordati EU Licensing Agreement incurred in the prior year. The decreases are offset by costs associated with litigation-related charges in the current year.
(3)
Non-cash stock-based compensation expense for the nine months ended September 30, 2026 and 2025 was $4.4 million and $8.2 million, respectively, a decrease of $3.8 million, or 46%. Non-cash stock-based compensation expense represents the estimated costs associated with equity awards issued to internal personnel supporting our selling, general and administrative functions.

Research and development expense. Research and development expense for the nine months ended September 30, 2026 and 2025 was $13.6 million and $14.4 million, respectively, a decrease of $0.8 million, or 5%. Research and development expenses for the nine months ended September 30, 2026 and 2025 are summarized in the table below:

	Nine months ended September 30,
In thousands	2026	2025
REDUCE-IT study and presentations (1)	$588	$719
Regulatory filing fees and expenses (2)	1,509	1,517
Non-clinical research activities (3)	232	581
Internal staffing, overhead and other (4)	9,940	9,630
Research and development expense, excluding non-cash expense	12,269	12,447
Non-cash stock-based compensation expense (5)	1,374	1,988
Total research and development expense	$13,643	$14,435

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

Restructuring expense. Restructuring expense for the nine months ended September 30, 2026 and 2025 was $3.4 million and $32.2 million, respectively. The charges in both the current and prior year are due to the implementation of the Global Restructuring Plan associated with the execution of the Recordati Licensing Agreement announced on June 24, 2025, which resulted in the elimination of commercial roles in the Company’s European operations. Refer to Note 2 Significant Accounting Policies for additional information.

Interest income, net. Interest income, net, was $7.8 million for the nine months ended September 30, 2026, compared to $8.3 million for the nine months ended September 30, 2025. Interest income, net, represents income earned on cash and investment balances.

Other income, net. Other income, net, for the nine months ended September 30, 2026 and 2025 was $1.6 million and $0.4 million, respectively, an increase of $1.2 million, or 326%. Other income, net, increased primarily due to the recognition of the Employee Retention Credit, or ERC, awarded as part of the Coronavirus Aid, Relief, and Economic Security, or CARES, Act.

(Provision for) benefit from income taxes. (Provision for) benefit from income taxes for the nine months ended September 30, 2026 and 2025 were provisions of $1.6 million and $2.4 million, respectively. The provision for income taxes for the nine months ended September 30, 2026 was the result of income generated by our U.S. and foreign operations for which tax expense has been recognized based on a full-year estimated U.S. and foreign income tax liability.

Liquidity and Capital Resources

As of September 30, 2026, our aggregate sources of liquidity include cash and cash equivalents and restricted cash of $156.7 million and short-term investments of $166.9 million, aggregating $323.6 million. We have no indebtedness. Our cash and cash equivalents primarily include checking accounts and money market funds with original maturities of less than 90 days. Our short-term investments consist of securities that will mature in one year or less. We invest cash in excess of our immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve our goals of liquidity and capital preservation.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
In millions	2026	2025
Cash provided by (used in):
Operating activities	$22.2	$(8.5)
Investing activities	2.4	12.3
Financing activities	(2.8)	(2.0)
Increase in cash and cash equivalents and restricted cash	$21.8	$1.8

Net cash provided by (used in) operating activities increased during the nine months ended September 30, 2026 as compared to the same period in 2025. This was primarily driven by the Global Restructuring Plan and the resulting cost savings, including the elimination of commercial roles in our European operations.

Net cash provided by investing activities during the nine months ended September 30, 2026 decreased primarily due to proceeds from the maturity of $152.0 million in investment grade interest-bearing instruments offset by the purchases of $149.6 million of investment grade interest-bearing instruments as compared to the same period in 2025 where proceeds from the maturity of investment grade interest-bearing instruments were $162.3 million, partially offset by $150.0 million in purchases of investment-grade interest bearing instruments.

Net cash used in financing activities during the nine months ended September 30, 2026 and the same period in 2025 was primarily as a result of taxes paid on stock-based awards.

On January 10, 2024, we announced plans to initiate a share repurchase program to purchase up to $50.0 million of the Company's Ordinary Shares held in the form of American Depositary Shares, or ADS. We received shareholder and UK High Court approval of the share repurchase plan in April and May 2024, respectively. The share repurchase program has a five-year approval window and can be deployed at any point until the second quarter of 2029. The Company has not commenced any share repurchases to date, but we will continue to monitor business and market conditions.

As of September 30, 2026, we had net accounts receivable of $111.6 million, and inventory of $158.9 million. We have incurred annual operating losses since our inception and, as a result, we had an accumulated deficit of $1.7 billion as of September 30, 2026.

As of September 30, 2026, we had cash and cash equivalents of $156.5 million and short-term investments of $166.9 million, aggregating $323.4 million. In accordance with ASC 205-40, management is required to evaluate our ability to continue as a going concern for at least one year after the date the financial statements are issued. We believe that our cash and cash equivalents and our short-term investments will be sufficient to fund our projected operations, including the share repurchase program if we were to decide to proceed with such, for at least one year from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is adequate to support continued operations based on our current plans. We have based this estimate on assumptions that may prove to be inaccurate, including as a result of the risks discussed under “Risk Factors” in this Quarterly Report and the Annual Report and we could use our capital resources sooner than we expect or fail to achieve positive cash flow.

Contractual Obligations

Except for our contractual obligations related to purchase obligations with certain supply chain contracting parties and operating leases related to real estate used as office space as set forth in Note 5 – Commitments and Contingencies and Note 9 – Leases, respectively, in our unaudited condensed consolidated financial statements included in this Quarterly Report, there have been no material changes from the contractual obligations and commitments as of December 31, 2025 previously disclosed in our Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Refer to Note 5 – Commitments and Contingencies in this Quarterly Report for any legal proceedings that became reportable during the three months ended September 30, 2026, and updates to any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within Note 5 – Commitments and Contingencies is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

This Quarterly Report contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our ability to successfully commercialize VASCEPA and VAZKEPA, collectively referred to as VASCEPA, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, effects of tax reform, and other risks set forth below.

There have been no material changes to the risk factors presented under Item 1A. Risk Factors in our Annual Report. See Item 1A. Risk Factors in our Annual Report for a detailed discussion of risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ADSs purchased in the third quarter of 2026 are as follows:

Period	Total Number of ADSs Purchased (1)	Average Price Paid per ADS
July 1 - 31, 2026	50,641	$15.94
August 1 - 31, 2026	657	14.26
September 1 - 30, 2026	652	13.40
Total	51,950	$15.89

(1) Represents ADSs withheld to satisfy tax withholding amounts due from employees related to the receipt of ADSs which resulted from the exercise or vesting of equity awards.

Item 5. Other Information

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

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

Date: October 28, 2026

AMARIN CORPORATION PLC

By:	/s/ Peter Fishman
Peter Fishman

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(On behalf of the Registrant)

Date: October 28, 2026